Form 10-Q
period 1996-03-31
LOGANSPORT FINANCIAL CORP
filed 1996-05-14
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED MARCH 31, 1996 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
         _____________________.

         Commission file number: 0-25910



                           LOGANSPORT FINANCIAL CORP.
               (Exact name of registrant specified in its charter)



          Indiana                                   35-1945736
 (State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification Number)


                                723 East Broadway
                                  P.O. Box 569
                            Logansport, Indiana 46947
                     (Address of principal executive offices
                               including Zip Code)

                                 (219) 722-3855
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]    No [ ]

The number of shares of the Registrant's common stock, without par value, as of May 1, 1996 was 1,322,500.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                     Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                        3

           Consolidated  Condensed  Statement of
           Financial Condition as of March
           31, 1996 and December 31, 1995 (Unaudited)

           Consolidated Condensed Statement of Income for the three months ended
           March 31, 1996 and 1995 (Unaudited )

           Consolidated Condensed Statement of Changes in Shareholders' Equity for the three months ended March 31, 1996 and 1995 (Unaudited)

           Consolidated Condensed Statement of Cash Flows for the three months ended March 31, 1996 and 1995 (Unaudited)

           Notes to Consolidated Financial
           Statements                                                   8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                9

PART II. OTHER INFORMATION

Item 5.  Other information                                             12

Item 6.  Exhibits and Reports of Form 8-K                              13

         SIGNATURES

                           LOGANSPORT FINANCIAL CORP.
             Consolidated Condensed Statement of Financial Condition
                                   (Unaudited)

                                                    March 31,       March 31,
                                                      1996            1995
                                                 ------------     ------------
Assets
  Cash                                           $  1,007,310     $  1,267,791
  Short-term interest bearing deposits              3,229,229        1,974,788
                                                 ------------     ------------
         Total cash and cash equivalents            4,236,539        3,242,579
  Interest bearing deposits                           100,000          100,000
  Securities available for sale                    18,435,056       18,753,096
  Loans                                            51,424,596       49,930,050
  Allowance for loan losses                          (225,888)        (222,700)
                                                 ------------     ------------
         Net loans                                 51,198,708       49,707,350
  Premises and equipment                              465,794          432,176
  Federal Home Loan Bank stock, at cost               348,200          348,200
  Cash value of life insurance                      1,014,686        1,005,686
  Other assets                                        693,911        1,058,221
                                                 ------------     ------------
         Total assets                            $ 76,492,894     $ 74,647,308
                                                 ============     ============
Liabilities
  Deposits                                       $ 54,272,350     $ 52,460,980
  Federal Home Loan Bank advances                   1,000,000        1,000,000
  Dividends payable                                   132,250          132,250
  Other liabilities                                   615,541          599,808
                                                 ------------     ------------
         Total liabilities                         56,020,141       54,193,038
                                                 ------------     ------------
Shareholders' Equity
  Common stock                                     12,670,006       12,670,006
  Retained earnings-substantially restricted        7,915,852        7,774,213
  Net unrealized gain (loss) on securities
         available for sale, net of tax              (113,105)          10,051
                                                 ------------     ------------
  Total shareholders' equity                       20,472,753       20,454,270
                                                 ------------     ------------

  Total liabilities and shareholders' equity     $ 76,492,894     $ 74,647,308
                                                 ============     ============

                           LOGANSPORT FINANCIAL CORP.
                   Consolidated Condensed Statement of Income
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                   -------------------------
                                                       1996           1995
                                                   ----------     ----------
 Interest Income
       Loans                                       $1,031,545     $  857,347
       Investment Securities
              Taxable                                 235,747        144,105
              Tax-exempt                               30,854         27,593
       Other interest and dividend income              40,557         22,278
                                                   ----------     ----------
              Total interest income                 1,338,703      1,051,323
                                                   ----------     ----------
Interest Expense
       Deposits                                       626,932        570,796
       Federal Home Loan Bank advances                 13,814         15,656
                                                   ----------     ----------
              Total interest expense                  640,746        586,452
                                                   ----------     ----------
Net Interest Income                                   697,957        464,871
       Provision for losses on loans                    3,000          3,000
                                                   ----------     ----------
Net Interest Income After Provision for
       Losses on Loans                                694,957        461,871
                                                   ----------     ----------
Other Income
       Service charges on deposit accounts             13,338          8,144
       Net realized gains on sales of securities       11,240          1,741
       Recoveries on previously written-
              off securities                               --         22,482
       Other income                                    11,247          9,796
                                                   ----------     ----------
              Total other income                       35,825         42,163
                                                   ----------     ----------
Other Expenses
       Salaries and employee benefits                 140,744        114,546
       Net occupancy expenses                          11,348          8,140
       Equipment expenses                              11,074         10,529
       Deposit insurance expense                       29,721         28,975
       Computer processing fees                        23,575         21,239
       Other expenses                                  80,774         52,562
                                                   ----------     ----------
              Total other expense                     297,236        235,991
                                                   ----------     ----------

Income Before Income Tax                              433,546        268,043
       Income tax expense                             159,657         89,487
                                                   ----------     ----------
Net Income                                         $  273,889     $  178,556
                                                   ==========     ==========

Net Income per share                               $     0.21
                                                   ==========

                           LOGANSPORT FINANCIAL CORP.
            Consolidated Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                              ---------------------------------
                                                   1996                1995
                                              ------------        -------------

Beginning balance                             $ 20,454,270        $  6,833,494

Dividends                                         (132,250)                 --

Net change in unrealized gain (loss)
       on securities available for sale           (123,156)             12,703

Net income                                         273,889             178,556
                                              ------------        ------------

Ending balance                                $ 20,472,753        $  7,024,753
                                              ============        ============

                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                            Three Months Ended
                                                                March 31,
                                                     --------------------------
                                                         1996           1995
                                                     ------------   -----------

  Operating Activities
  Net income                                         $   273,889    $   178,556
  Adjustments to reconcile net income to
    net cash provided by operating activities
       Provision for loan losses                           3,000          3,000
       Investment securities gains                       (11,240)        (1,741)
       Premium and discount amortization, net             (1,926)         1,480
       Depreciation                                        9,060         11,002

  Change in
         Other assets                                    436,089       (108,567)
         Other liabilities                                15,733         74,348
                                                     -----------    -----------
         Net cash provided by operating activities       724,605        158,078
                                                     -----------    -----------

  Investing Activities
  Purchase of securities available for sale           (4,001,005)      (297,825)
  Proceeds from available for sale maturities            650,000         75,000
  Proceeds from available for sale sales               2,091,259         99,566
  Proceeds from held to maturity maturities              250,000
  Payments on mortgage and asset-backed
   securities                                          1,387,017        249,773
  Other net changes in loans                          (1,494,358)      (420,326)
  Purchase of premises and equipment                     (42,678)            --
                                                      -----------    -----------

         Net cash used by investing activities        (1,409,765)       (43,812)
                                                     -----------    -----------

                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                         Three Months Ended
                                                             March 31,

                                                         1996            1995

Financing Activities

       Net change in
              Noninterest-bearing deposits, NOW,
                 passbook, and money market savings       969,013       459,304
              Certificates of deposit                     842,357      (204,603)
       Payment of dividends                              (132,250)           --
                                                      -----------   -----------

              Net cash provided by financing
                activities                              1,679,120       254,701
                                                      -----------   -----------

Net Change in Cash and Cash Equivalents                   993,960       368,967

Cash and Cash Equivalents, Beginning of Period          3,242,579     1,644,880
                                                      -----------   -----------

Cash and Cash Equivalents, End of Period              $ 4,236,539   $ 2,013,847
                                                      ===========   ===========



Additional Cash Flow and Supplementary
       Information
              Interest paid                           $   630,508   $   563,070
              Income tax paid                              90,800        16,000
              Dividends payable                           132,250            --

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of March 31, 1996, results of operations for the three month periods ending March 31, 1996 and 1995 and cash flows for the three month periods ending March 31, 1996 and 1995.


NOTE B:  Plan of Conversion

Effective June 13, 1995, the Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"), and became a wholly- owned subsidiary of the Company. In the Conversion, the Company sold 1,322,500 shares of Common Stock, with no par value ("Common Stock"), for $10.00 per share and used all proceeds except $3,982,500 to acquire complete ownership of the Bank. Net proceeds of the Company's stock issuance, after costs, were $12,670,006.


At a meeting of the Company's shareholders on April 9, 1996, the Board of Directors submitted for shareholder approval a stock option plan (the "Stock Option Plan"), and at that time made certain awards pursuant to the Stock Option Plan. The plan was approved by the Company's shareholders. Common Stock in an aggregate amount of 10.0% of the shares issued in the Conversion (132,250 shares) were reserved for issuance upon the exercise of options granted under the Stock Option Plan. Options were granted under the Stock Option Plan for 108,691 shares of common stock and will have an exercise price per share equal to $12.50, the fair market value of the shares on the date of grant.

Additionally, at a meeting of the Company's shareholders held on April 9, 1996, the Board of Directors submitted for shareholder approval a Management Recognition and Retention Plan and Trust (the "RRP"). The RRP was approved by the shareholders. The Bank will contribute funds to the RRP to enable it to acquire an aggregate amount of Common Stock equal to up to 4.0% of the shares issued in the Conversion, (52,900 shares) either directly from the Company or in the open market. Shares awarded under the RRP will vest at a rate of 20% at the end of each full twelve months of service with the Bank after the date of grant. As of April 9, 1996, the number of shares awarded under the RRP was 46,675.

NOTE C: Cash Dividends

A cash dividend of $.10 per common share was declared on March 13, 1996, payable on April 10, 1996, to stockholders of record as of March 20, 1996.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

On June 13, 1995, as part of a completed subscription and community offering, the Company sold 1,322,500 shares of Common Stock in connection with the Conversion.

Financial Condition

Total assets were $76.5 million at March 31, 1996 compared to $74.6 million at December 31, 1995, an increase of $1.9 million or 2.5%. This increase resulted primarily from a growth in deposits. Cash and cash equivalents increased approximately $1.0 million, or 30.7%, from $3.2 million at December 31, 1995 to $4.2 million at March 31, 1996. Efforts to reinvest the growth of deposits in new loans and investments are on-going; however, the interest rate environment contributed to the time required to obtain quality investments and resulted in the increase in cash equivalents. Securities decreased slightly from $18.8 million at December 31, 1995 to $18.4 million at March 31, 1996. This decrease was due to investment maturities, securities calls, and mortgage-backed securities pay-downs. In addition, $1.0 million of structured notes were sold and generally reinvested in mortgage-backed securities.

Loans increased $1.5 million, or 3.0%, from $49.9 million at December 31, 1995 to $51.4 million at March 31, 1996. Loan demand continues to be excellent. Of the $51.4 million in the loan portfolio at March 31, 1996, $0.5 million is commercial paper.

Deposits were $54.3 million at March 31, 1996 compared to $52.5 million at December 31, 1995, or an increase of $1.8 million in the first quarter of 1996. During the three months ended March 31, 1996, Federal Home Loan Bank advances in the amount of $1.0 million were converted to a fixed rate with a one year term, from a variable rate with a three month maturity.

Shareholders' equity was $20.5 million at March 31, 1996 and at December 31, 1995. The payment of dividends and a change in the unrealized gain (loss) on securities available for sale, from a gain of $10,051 at December 31, 1995 to a loss of $113,105 at March 31, 1996, combined to result in no change in shareholders' equity for the quarter.

Results of Operations

Comparison of the Three Months Ended March 31, 1996 and March 31, 1995

Net income for the Company for the three months ended March 31, 1996 was $273,889 compared with $178,556 for the Bank for three months ended March 31, 1995. This is an increase of $95,333 or 53.4%. Net interest income increased $233, 086 while other expenses increased $61,245 and taxes increased $70,170. The major contributor to the increase in interest income was the investment of Conversion proceeds. The Conversion was completed on June 13, 1995 and the proceeds were invested in new loans and investment securities resulting in a higher volume of interest-earning assets. In addition, increasing interest rates have resulted in ARM loans repricing at higher rates and thus increasing mortgage loan income.

The provision for loan losses was $3,000 for the three months ended March 31, 1996 and 1995. No properties were taken into real estate owned in the period ended March 31, 1996 or March 31, 1995. Non-performing loans decreased to $283,000, or 0.55% of loans at March 31, 1996 from $311,000, or 0.63% of loans at December 31, 1995. Non-performing loans at March 31, 1995 were $307,000. Loan loss reserves amounted to $225,888, or 0.44% of total loans at March 31, 1996 compared to $222,700, or 0.45% at December 31, 1995.

Other income decreased by $6,338, primarily because of the $22,482 nonrecurring recovery on securities previously written off recorded in the period ending March 31, 1995. Service charges on deposit accounts increased by $5,194 or 63.8% from March 31, 1996 over March 31, 1995.

Other expenses increased $61,245 or 26.0% in the period ending March 31, 1996 compared to March 31, 1995. Salaries and employee benefits increase $26,198 or 22.9%. This increase is a result of general and merit pay increases and the inclusion of additional employees in various benefit plans due to length of service. Other operating expenses experienced an increase of $28,212 or 53.7%. Other expenses were $80,774 for the three months ended March 31, 1996 compared to $52,562 for the three months ended March 31, 1995. Approximately $6,000 of the increase was related to the cost of the additional volume of checking accounts. This was partially offset by the corresponding increase in service charges on deposit accounts discussed above. The additional costs were related to offering an ATM card. This service was started in the first quarter of 1995 and no charges were recorded in the quarter ended March 31, 1995. The Bank had no ATM machines, and customers are allowed six free transactions per month which the Bank is charged for. The Bank provides this service rather than offering banking hours on weekends.

The remaining increase in other operating expenses of approximately $22,000 related to increases in advertising, legal expenses, accounting fees, exam fees, stock market listing fees, and printing expenses.

The Company's effective tax rate for the three months ended March 31, 1996 was 36.8% compared to 33.4% for the three months ended March 31, 1995.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 3% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 1996, the Bank's tangible capital ratio was 23.3%, its leverage ratio was 23.3%, and its risk-based capital to risk-weighted assets ratio was 44.0%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of March 31, 1996

Capital Standard           Required                Bank's              Excess
- - ----------------           --------             ----- ------        -----------
Tangible (1.5%)            $1,092,000            $16,922,000        $15,830,000
Core (3.0%)                 2,183,000             16,922,000         14,739,000
Risk-based (8.0%)           3,118,000             17,148,000         14,030,000

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings account and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 5%, of which 1% must be comprised of short-term investments. At March 31, 1996 the Company's ratio was 25.3%, of which 10.7% was comprised of short-term investments.

Item 1.  Legal Proceedings

Neither the Bank nor the Company were during the three-month period ended March 31, 1996 or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.


Part II.  OTHER INFORMATION

Item 5.  Other Information

On October 11, 1994 the Board of Directors of the Bank adopted a Plan of Conversion (the "Plan"), which was amended on February 14, 1995, providing for the Conversion of the Bank from a federal mutual savings bank to a federal stock savings bank, all the outstanding shares of which would be held by the Company. The Plan was approved by the Office of Thrift Supervision, subject to approval by the Bank's members. A special meeting was held on May 31, 1995, and the members of the Bank approved the Plan by a vote of 364,854 votes for approval of the Plan and 9,947 votes against approval of the Plan.

In a subscription offering, the Company sold 1,322,500 shares of Common Stock, without par value, for $10.00 per share. The Company realized net proceeds of approximately $12.7 million in connection with the Bank's Conversion and the sale of 1,322,500 shares of the Common Stock. Of those proceeds, $3,982,500 were retained at the holding company level by the Company. The remaining net proceeds were used to acquire all of the capital stock of the Bank.

The Company's shares began trading on the National Association of Securities Dealers Automated Quotation System, Small Cap Market, under the symbol "LOGN" on June 14, 1995.


Item 6.  Exhibits and Reports on Form 8-K

      (a)     Exhibits.
              The following exhibits are attached to this report on Form 10-Q

              (27)  Financial Data Schedule

      (b)     Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the fiscal quarter ended March 31, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                           Logansport Financial Corp.



Date:        May 13, 1996                  By:      /s/ Thomas G. Williams
             ----------------------                 ----------------------
                                           Thomas G. Williams, President and
                                           Chief Executive Officer


Date:        May 13, 1996                  By:      /s/ Dottye Robeson
             ----------------------                 ------------------
                                           Dottye Robeson, Secretary and
                                           Treasurer