Form 10-Q
period 1996-06-30
LOGANSPORT FINANCIAL CORP
filed 1996-08-13
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 1996 OR

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

                  Yes [X]    No [ ]

The number of shares of the Registrant's common stock, without par value, as of August 1, 1996 was 1,322,500.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                      Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                         3

           Consolidated  Condensed  Statement of Financial
           Condition as of June
           30, 1996 and December 31, 1995 (Unaudited)

           Consolidated Condensed Statement of Income for the three and six months ended June 30, 1996 and 1995 (Unaudited )

           Consolidated Condensed Statement of Changes in Shareholders' Equity for the six months ended June 30, 1996 and 1995 (Unaudited)

           Consolidated  Condensed  Statement  of Cash
           Flows for the six months
           ended June 30, 1996 and 1995 (Unaudited)

           Notes to Consolidated Financial
           Statements                                                    8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                 9

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                             13

Item 4.   Submission of Matters to a Vote of Security Holders           13

Item 5.   Other information                                             14

Item 6.   Exhibits and Reports of Form 8-K                              14

SIGNATURES

                           LOGANSPORT FINANCIAL CORP.
             Consolidated Condensed Statement of Financial Condition
                                   (Unaudited)

                                                                           June 30,                December 31,
                                                                            1996                       1995
                                                                        ------------               ------------
Assets
       Cash                                                             $    786,247               $ 1,267,791
       Short-term interest bearing deposits                                2,460,751                 1,974,788
                                                                          ----------               -----------
              Total cash and cash equivalents                              3,246,998                 3,242,579
       Interest bearing deposits                                             100,000                   100,000
       Securities available for sale                                      18,383,164                18,753,096
       Loans                                                              52,942,408                49,930,050
       Allowance for loan losses                                            (229,970)                 (222,700)
                                                                         -----------               ----------
              Net loans                                                   52,712,438                49,707,350
       Premises and equipment                                                477,943                   432,176
       Federal Home Loan Bank stock, at cost                                 386,500                   348,200
       Cash value of life insurance                                        1,023,686                 1,005,686
       Other assets                                                          864,667                 1,058,221
                                                                         -----------               -----------

              Total assets                                              $ 77,195,396              $ 74,647,308
                                                                         ===========               ===========


Liabilities
       Deposits                                                         $ 54,771,955              $ 52,460,980
       Federal Home Loan Bank advances                                     2,000,000                 1,000,000
       Dividends payable                                                     132,250                   132,250
       Other liabilities                                                     470,124                   599,808
                                                                         -----------               -----------

              Total liabilities                                           57,374,329                54,193,038
                                                                         -----------               -----------

Shareholders' Equity
       Common stock                                                       12,670,006                12,670,006
       Retained earnings-substantially restricted                          8,066,295                 7,774,213
       Unearned compensation                                                (583,839)
       Net unrealized gain (loss) on securities
              available for sale, net of tax                                (331,395)                   10,051
                                                                         -----------              ------------
              Total shareholders' equity                                  19,821,067                20,454,270
                                                                         -----------               -----------
              Total liabilities and shareholders' equity                $ 77,195,396              $ 74,647,308
                                                                        ============              ============

                           LOGANSPORT FINANCIAL CORP.
                   Consolidated Condensed Statement of Income
                                   (Unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                               ---------------------------------     -----------------------------
                                                   1996                  1995           1996               1995
                                                   ----                  ----           ----               ----
Interest Income
       Loan                                     $1,076,749              $891,996     $2,108,294         $1,749,343
       Investment Securities
              Taxable                              252,752               143,709        488,499            287,814
              Tax-exempt                            31,680                28,489         62,534             56,082
       Other interest and
               dividend income                      42,130                67,727         82,687             90,005
                                               -----------            ----------    -----------        -----------
              Total interest income              1,403,311             1,131,921      2,742,014          2,183,244
                                                ----------             ---------     ----------         ----------
Interest Expense
       Deposits                                    638,729               618,678      1,265,661          1,189,474
       Federal Home Loan Bank
               advances                             14,985                16,071         28,799             31,728
                                               -----------           -----------    -----------        -----------
              Total interest expense               653,714               634,749      1,294,460          1,221,202
                                               -----------            ----------     ----------         ----------

Net Interest Income                                749,597               497,172      1,447,554            962,042
       Provision for losses on loan                  3,000                 3,000          6,000              6,000
                                              ------------          ------------    -----------       ------------
Net Interest Income After Provision
       for Losses on Loans                         746,597               494,172      1,441,554            956,042
                                               -----------            ----------     ----------        -----------
Other Income
       Service charges on deposit                   15,748                10,853         29,086             18,998
       accounts
       Net realized gains (loss )on
              security sales                        (3,364)                               7,876              1,741
       Recoveries on previously
              written-off securities                17,291                 1,297         17,291             23,779
       Other income                                 11,463                 7,854         22,710             17,650
                                              ------------           -----------     ----------       ------------
              Total other income                    41,138                20,004         76,963             62,168
                                              ------------           -----------     ----------       ------------
Other Expenses
       Salaries and employee benefits              164,813               117,672        305,557            232,219
       Net occupancy expenses                        8,722                 8,374         20,070             16,514
       Equipment expenses                            9,311                12,235         20,385             22,764
       Deposit insurance expense                    29,877                28,975         59,598             57,951
       Computer processing fees                     20,439                19,765         44,014             41,004
       Other expenses                              101,566                60,362        182,340            112,924
                                               -----------           -----------     ----------        -----------
              Total other expense                  334,728               247,383        631,964            483,376
                                               -----------           -----------     ----------        -----------

Income Before Income Tax                           453,007               266,793        886,553            534,834
       Income tax expense                          170,314               102,114        329,971            191,601
                                               -----------           -----------    -----------       ------------
 Net Income                                       $282,693              $164,679       $556,582           $343,233
                                               ===========           ===========    ===========        ===========
 Net Income per share                                 $.21                                                    $.42
                                               ===========                                             ===========
 Weighted average shares outstanding             1,322,500                                               1,322,500


                           LOGANSPORT FINANCIAL CORP.
            Consolidated Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                        Six  Months Ended
                                                             June 30,
                                                -------------------------------
                                                    1996                1995
                                                ------------       ------------

Beginning balance                               $ 20,454,270       $  6,833,494

Net proceeds in conversion and sale of stock                         12,747,417

Contribution for unearned compensation              (614,567)

Amortization of unearned compensation expense         30,728

Dividends                                           (264,500)

Net change in unrealized gain (loss)
       on securities available for sale             (341,446)            67,373

Net income                                           556,582            343,233
                                                ------------       ------------

Ending balance                                  $ 19,821,067       $ 19,991,517
                                                ============       ============

                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                Six  Months Ended
                                                                     June 30,
                                                          --------------------------
                                                               1996           1995
                                                          ------------    ----------

Operating Activities
       Net income                                         $   556,582    $   343,233
       Adjustments to reconcile net income to
         net cash provided by operating activities
            Provision for loan losses                           6,000          6,000
            Investment securities gains                        (7,876)        (1,741)
            Premium and discount amortization, net             14,260         (3,455)
            Amortization of unearned compensation              30,728
            Depreciation                                       18,417         22,004
            Change in
              Other assets                                    399,510         (2,696)
              Other liabilities                              (129,684)        64,015
                                                          -----------    -----------
              Net cash provided by operating activities       887,937        427,360
                                                          -----------    -----------

Investing Activities
       Purchase of securities available for sale           (6,842,172)    (4,743,085)
       Proceeds from available for sale maturities            750,000         92,020
       Proceeds from available for sale sales               3,964,115         99,566
       Proceeds from held to maturity maturities                             250,000
       Payments on mortgage and asset-backed
        securities                                          1,926,203        419,490
       Purchase of Federal Home Loan Bank Stock               (38,300)       (40,900)
         Net changes in loans                              (3,011,088)    (4,409,226)
       Purchase of premises and equipment                     (64,184)        (3,858)
                                                          -----------    -----------

              Net cash used by investing activities        (3,315,426)    (8,335,993)
                                                          -----------    -----------

                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                                Six  Months Ended
                                                                    June  30,
                                                          -----------------------------
                                                             1996              1995
                                                          -----------      ------------

Financing Activities
       Sale of common stock, net of costs                                    12,747,417
       Net change in
              Noninterest-bearing deposits, NOW,
                 passbook, and money market savings         1,309,278           194,646
              Certificates of deposit                       1,001,697          (471,645)
       Payment of Federal Home Loan Bank Advances                            (1,000,000)
       Proceeds from Federal Home Loan Bank
               Advances                                     1,000,000
       Contribution for unearned compensation                (614,567)
       Payment of dividends                                  (264,500)
                                                          ----------

              Net cash provided by financing
                activities                                  2,431,908        11,470,418
                                                           ----------       -----------

Net Change in Cash and Cash Equivalents                         4,419         3,561,785

Cash and Cash Equivalents, Beginning of Period              3,242,579         1,644,880
                                                          -----------       -----------

Cash and Cash Equivalents, End of Period                  $ 3,246,998       $ 5,206,665
                                                           ==========        ==========



Additional Cash Flow and Supplementary
       Information
              Interest paid                                $1,306,248        $1,197,138
              Income tax paid                                 393,000           153,000
              Dividends payable                               132,250               ---

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of June 30, 1996, results of operations for the three and six month periods ending June 30, 1996 and 1995 and cash flows for the six month periods ending June 30, 1996 and 1995.


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

Additionally, at a meeting of the Company's shareholders held on April 9, 1996, the Board of Directors submitted for shareholder approval a Management Recognition and Retention Plan and Trust (the "RRP"). The RRP was approved by the shareholders. The Bank will contribute funds to the RRP to enable it to acquire an aggregate amount of Common Stock equal to up to 4.0% of the shares issued in the Conversion, (52,900 shares) either directly from the Company or in the open market. Shares awarded under the RRP will vest at a rate of 20% at the end of each full twelve months of service with the Bank after the date of grant. As of April 9, 1996, the number of shares awarded under the RRP was 46,675. All of these shares were acquired in the open market during the quarter ended June 30, 1996.

NOTE C: Cash Dividends and Earnings Per Share

A cash dividend of $.10 per common share was declared on June 4, 1996, payable on July 10, 1996, to stockholders of record as of June 17, 1996. Earnings per share was computed based upon the weighted average common shares outstanding during the period subsequent to the Bank's conversion to a stock savings bank on June 13, 1995. Net income for the three and six months ended June 30, 1995 is not meaningful.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


Financial Condition

Total assets were $77.2 million at June 30, 1996 compared to $74.6 million at December 31, 1995, an increase of $2.6 million or 3.5%. This increase resulted primarily from a growth in deposits of $2.3 million and an increase in Federal Home Loan Bank advances of $1.0 million, both of which were reinvested in loans. Securities decreased slightly from $18.8 million at December 31, 1995 to $18.4 million at June 30, 1996. This decrease was due to investment maturities, securities calls, and mortgage-backed securities pay-downs. In addition to other securities sales, $2.2 million of structured notes were sold and generally reinvested in mortgage-backed securities.

Loans increased $3.0 million, or 6.0%, from $49.9 million at December 31, 1995 to $52.9 million at June 30, 1996. Loan demand continues to be excellent. No commercial paper was owned by the Company at June 30, 1996. Commercial paper owned at December 31, 1995 and included in loan totals was $0.9 million.

Deposits were $54.8 million at June 30, 1996 compared to $52.5 million at December 31, 1995, or an increase of $2.3 million in the first two quarters of 1996. During the six months ended June 30, 1996, Federal Home Loan Bank advances in the amount of $1.0 million were converted to a fixed rate with a one year term from a variable rate with a three month maturity. An additional advance of $1.0 million with a fixed rate and a three month maturity was obtained during the second quarter.

Shareholders' equity was $19.8 million at June 30, 1996 and $20.5 million at December 31, 1995. The payment of dividends, a change in the unrealized gain
(loss) on securities available for sale, from a gain of $10,051 at December 31, 1995 to a loss of $331,395 at June 30, 1996, and the purchase of Company stock in the open market for the RRP combined to result in a decrease in shareholders' equity for the six months ended June 30, 1996.

Results of Operations

Comparison of the Three Months Ended June 30, 1996 and June 30, 1995

Net income for the Company for the three months ended June 30, 1996 was $282,693 compared with $164,679 for the three months ended June 30, 1995. This is an increase of $118,014 or 71.7%. Interest income increased $271,390 while other expenses increased $87,345 and taxes increased $68,200. The major contributor to the increase in interest income was the investment of Conversion proceeds. The Conversion was completed on June 13, 1995 and the proceeds were invested in new loans and investment securities resulting in a higher volume of interest-earning assets. In addition, increasing interest rates have resulted in ARM loans repricing at higher rates and thus increasing mortgage loan income.

The provision for loan losses was $3,000 for each of the three-month periods ended June 30, 1996 and 1995. No properties were taken into real estate owned in either of the quarters ended June 30, 1996 or June 30, 1995. Non-performing loans decreased to $302,000, or 0.57% of loans, at June 30, 1996 from $311,000, or 0.63% of loans, at December 31, 1995. Non-performing loans at June 30, 1995 were $423,000. Loan loss reserves amounted to $229,970, or 0.43% of total loans, at June 30, 1996 compared to $222,700, or 0.45% at December 31, 1995.

Other income increased by $21,134, primarily because of the $17,291 nonrecurring recovery on securities previously written off that was recorded in the quarter ending June 30, 1996. Service charges on deposit accounts increased by $4,895, or 45.1%, from June 30, 1996 over June 30, 1995.

Total other expenses increased $87,345 or 35.3% in the three months ending June 30, 1996 compared to June 30, 1995. Salaries and employee benefits increase $47,141, or 40.1%. This increase is a result of general and merit pay increases, the inclusion of additional employees in various benefit plans due to length of service, and amortization of the expense associated with the RRP. Other operating expenses experienced an increase of $41,204 or 68.3%. Other expenses were $101,566 for the three months ended June 30, 1996 compared to $60,362 for the three months ended June 30, 1995. Approximately $6,000 of the increase was related to an increase in advertising volume and office supplies. Supplies are ordered in quantity as needed so timing of the orders can vary from year to year. The remaining increase in other operating expenses of approximately $34,000 related to increases in legal expenses, accounting fees, exam fees, stock market listing fees, transfer agent fees, and printing expenses. All of these additional expenses are associated with doing business as a public company which was not the case for the majority of the comparative period ending June 30, 1995.

The Company's effective tax rate for the three months ended June 30, 1996 was 37.6% compared to 38.3% for the three months ended June 30,1995.

Comparison of the Six Months Ended June 30,1996 and June 30, 1995

Net income for the Company for the six months ended June 30, 1996 was $556,582 compared with $343,233 for the six months ended June 30, 1995. This is an increase of $213,349 or 62.2%. Interest income increased $558,770 as a result of the investment of Conversion proceeds and a more favorable interest rate environment. Interest expense increased only $73,258 resulting in an improvement in net interest income of $485,512 or 50.5%, when comparing the six months ended June 30, 1996 to the six months ended June 30, 1995.

The provision for loan losses was $6,000 for each of the six month periods ended June 30, 1996 and 1995. There were no properties taken into real estate owned in either period, and no loans were written off. The growth in loans outstanding has not resulted in a need for an additional loan loss provision or resulted in an increase in nonperforming loans as discussed in the previous section.

Other income increased by $14,795 or 23.8%. Service charges on deposit accounts increased $10,088, or 53.1%, and constitute the majority of the difference. This increase is a result of an increase in the volume of transaction accounts and new service charges imposed. There was a nonrecurring recovery on securities previously written off of $17,291 in the six months ended June 30, 1996 and $23,779 in the period ending June 30, 1995.

Total other expenses increased $148,588, or 30.7%, for the six months ending June 30, 1996 compared to the six months ended June 30, 1995. The increases were concentrated in two areas, salaries and employee benefits and other expenses. Salary and employee benefits increased $73,338, or 31.6%. This is a result of general and merit pay increases, the inclusion of additional employees in various benefit plans due to length of service, and amortization of the expense associated with the RRP which was approved April 9, 1996 at the shareholder's meeting. The plan was effective for three months of the six-month period ending June 30, 1996 and resulted in amortization expense of $30,728 for the six months ended June 30, 1996.

Other expenses increased $69,416 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. Approximately $5,000 of the increase is related to an increase in the volume of checking accounts and the additional services connected with these accounts such as an ATM card. Advertising expense also increased by $5,000 as new and additional means were used to promote the Company. The remaining increases in other expenses of $59,000 were related to increases in legal expenses, accounting fees, exam fees, stock market listing fees, transfer agent fees, and printing expenses. All of these are associated with the addtional costs of doing business as a public company.

The Company's effective tax rate for the six months ended June 30,1996 was 37.2% compared to 35.8% for the six months ended June 30, 1995.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 3% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 1996, the Bank's tangible capital ratio was 22.6%, its leverage ratio was 22.6%, and its risk-based capital to risk-weighted assets ratio was 43.4%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of June 30, 1996

Capital Standard            Required               Bank's             Excess
- ----------------            --------               ------             ------
Tangible (1.5%)             $1,108,000            $16,613,000       $15,505,000
Core (3.0%)                  2,215,000             16,613,000        14,398,000
Risk-based (8.0%)            3,108,000             16,843,000        13,735,000

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings account and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 5%, of which 1% must be comprised of short-term investments. At June 30, 1996 the Company's ratio was 21.2%, of which 8.1% was comprised of short-term investments.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were during the three-month period ended June 30, 1996 or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 4. Submission of Matters to a Vote of Security Holders

On April 9, 1996, the Company held its 1995 annual meeting of shareholders. A total of 1,102,441 shares or 83.4% of the Company's share outstanding, were represented at the meeting either in person or by proxy.

Seven directors were nominated by the Company's Board of Directors to serve new one, two, or three year terms. These nominees, and the voting results for each are listed below.

                                                        For        Withheld
                                                     ---------     --------
Norbert E. Adrian (one year term)                    1,089,616       1,525
Charles J. Evans (three year term)                   1,101,596         845
Donald G. Pollitt (two year term)                    1,100,866       1,575
Susanne S. Ridlen (two year term)                    1,094,916       7,525
William Tincher, Jr. (one year term)                 1,101,416       1,025
David G. Wihebrink (three year term)                 1,101,546         895
Thomas G. Williams (three year term)                 1,101,596         845

Also at the meeting, shareholders ratified the appointment of Geo. S. Olive & Co. LLC as auditors for the Company for the fiscal year ending December 31, 1996. A total of 1,100,761 share voted in favor of this proposal, no shares voted against and 1,680 shared abstained.

The shareholders approved the Logansport Financial Corp. Stock Option Plan. A total of 877,603 shares voted in favor of this proposal, 71,665 shares voted against and 1,680 shares abstained.

The shareholders also approved the Logansport Savings Bank, FSB Recognition and Retention Plan and Trust. A total of 869,550 shares voted in favor of this proposal, 79,450 voted against, and 1,980 abstained.

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


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following exhibits are attached to this report on Form 10-Q:

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the fiscal quarter ended June 30, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                         Logansport Financial Corp.



Date:        August 12, 1996             By:   /s/ Thomas G. Williams
                                            -------------------------------
                                            Thomas G. Williams, President and
                                               Chief Executive Officer


Date:        August 12, 1996             By:   /s/ Dottye Robeson
                                            -------------------------------
                                            Dottye Robeson, Secretary and
                                               Treasurer