Form 10-Q
period 1996-09-30
LOGANSPORT FINANCIAL CORP
filed 1996-11-13
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
         ---------------------.

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

The number of shares of the Registrant's common stock, without par value, as of November 5, 1996 was 1,310,000.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                        Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                                3

                  Consolidated   Condensed   Statement   of  Financial
                  Condition as of September 30, 1996 (Unaudited) and December 31, 1995

                  Consolidated Condensed Statement of Income for the three and nine months ended September 30, 1996 and 1995 (Unaudited)

                  Consolidated   Condensed  Statement  of  Changes  in
                  Shareholders' Equity for the nine months ended September 30, 1996 and 1995 (Unaudited)

                  Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 1996 and 1995 (Unaudited)

                  Notes to Consolidated Financial Statements                  8

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                               10

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  14

Item 5.    Other information                                                  14

Item 6.    Exhibits and Reports of Form 8-K                                   14

SIGNATURES

                                      LOGANSPORT FINANCIAL CORP.
                        Consolidated Condensed Statement of Financial Condition
                                              (Unaudited)

                                                                        September 30,             December 31,
                                                                             1996                      1995
                                                                       -------------               -----------
Assets
       Cash                                                              $ 1,203,287               $ 1,267,791
       Short-term interest bearing deposits                                3,653,258                 1,974,788
                                                                       -------------               -----------
              Total cash and cash equivalents                              4,856,545                 3,242,579
       Interest bearing deposits                                             100,000                   100,000
       Securities available for sale                                      16,460,700                18,753,096
       Loans                                                              55,859,412                49,930,050
       Allowance for loan losses                                            (232,970)                 (222,700)
                                                                        ------------               -----------
              Net loans                                                   55,626,442                49,707,350
       Premises and equipment                                                477,372                   432,176
       Federal Home Loan Bank stock, at cost                                 386,500                   348,200
       Cash value of life insurance                                        1,032,686                 1,005,686
       Other assets                                                          785,937                 1,058,221
                                                                         -----------               -----------

              Total assets                                              $ 79,726,182              $ 74,647,308
                                                                         ===========               ===========


Liabilities
       Deposits                                                         $ 55,933,367              $ 52,460,980
       Federal Home Loan Bank advances                                     3,000,000                 1,000,000
       Dividends payable                                                   4,099,750                   132,250
       Other liabilities                                                     766,572                   599,808
                                                                         -----------               -----------

              Total liabilities                                           63,799,689                54,193,038
                                                                         -----------               -----------

Shareholders' Equity
       Common stock                                                        8,411,556                12,670,006
       Retained earnings-substantially restricted                          8,306,318                 7,774,213
       Unearned compensation                                                (553,111)
       Net unrealized gain (loss) on securities
              available for sale, net of tax                                (238,270)                   10,051
                                                                         -----------              ------------
              Total shareholders' equity                                  15,926,493                20,454,270
                                                                         -----------               -----------
              Total liabilities and shareholders' equity                $ 79,726,182              $ 74,647,308
                                                                         ===========               ===========



                                      LOGANSPORT FINANCIAL CORP.
                              Consolidated Condensed Statement of Income
                                              (Unaudited)

                                                      Three Months Ended                   Nine Months Ended
                                                        September 30,                        September 30,
                                               ----------------------------        -------------------------------
                                                   1996             1995                1996               1995
                                                   ----             ----                ----               ----
Interest Income
       Loan                                     $1,142,036         $958,884          $3,250,330         $2,708,227
       Investment Securities
              Taxable                              243,004          232,478             731,503            520,292
              Tax-exempt                            31,573           29,821              94,107             85,903
       Other interest and
               dividend income                      36,511           43,616             119,198            133,621
                                               -----------       ----------        ------------       ------------
              Total interest income              1,453,124        1,264,799           4,195,138          3,448,043
                                                ----------        ---------          ----------         ----------
Interest Expense
       Deposits                                    656,729          613,433           1,922,390          1,802,906
       Federal Home Loan Bank
               advances                             27,303                               56,102             31,728
                                               -----------      -----------         -----------        -----------
              Total interest expense               684,032          613,433           1,978,492          1,834,634
                                               -----------       ----------          ----------         ----------

Net Interest Income                                769,092          651,366           2,216,646          1,613,409
       Provision for losses on loans                 3,000            3,000               9,000              9,000
                                              ------------     ------------         -----------       ------------
Net Interest Income After Provision
       for Losses on Loans                         766,092          648,366           2,207,646          1,604,409
                                               -----------       ----------          ----------      -------------
Other Income
       Service charges on deposit
       accounts                                     19,553           12,562              48,639             31,559
       Net realized gains (losses) on
              security sales                       (34,392)           1,354             (26,516)             3,095
       Recoveries on previously
              written-off securities                                                     17,291             23,779
       Other income                                 13,007           15,343              35,717             32,993
                                              ------------     ------------          ----------       ------------
              Total other income                    (1,832)          29,259              75,131             91,426
                                             -------------      -----------          ----------       ------------
Other Expenses
       Salaries and employee benefits              172,932          129,233             478,489            361,452
       Net occupancy expenses                        9,435            8,643              29,505             25,157
       Equipment expenses                            8,722           10,624              29,107             33,388
       Deposit insurance expense                   368,955           29,289             428,553             87,240
       Computer processing fees                     24,512           22,329              68,526             63,333
       Other expenses                               72,924           62,264             255,264            175,188
                                                ----------      -----------          ----------        -----------
              Total other expense                  657,480          262,382           1,289,444            745,758
                                               -----------      -----------        ------------        -----------

Income Before Income Tax                           106,780          415,243             993,333            950,077
       Income tax expense                           25,457          153,683             355,428            345,284
                                                ----------      -----------         -----------       ------------
 Net Income                                        $81,323         $261,560            $637,905           $604,793
                                                ==========      ===========         ===========        ===========
 Net Income per share                                 $.06                                 $.48
                                                ==========                          ===========
 Weighted average shares outstanding             1,322,500                            1,322,500


                                                      LOGANSPORT FINANCIAL CORP.
                                       Consolidated Condensed Statement of Shareholders' Equity
                                                              (Unaudited)

                                                         Nine  Months Ended
                                                             September 30,
                                                     -----------------------------
                                                         1996             1995
                                                         ----             ----

Beginning balance                                    $ 20,454,270       $ 6,833,494

Net proceeds in conversion and sale of stock                             12,673,850

Contribution for unearned compensation                   (614,567)

Amortization of unearned compensation expense              61,456

Dividends                                              (4,364,250)         (132,250)

Net change in unrealized gain (loss)
       on securities available for sale                  (248,321)           88,439

Net income                                                637,905           604,793
                                                      -----------       -----------

Ending balance                                       $ 15,926,493      $ 20,068,326
                                                      ===========       ===========


                                                                         LOGANSPORT FINANCIAL CORP.
                                                               Consolidated Condensed Statement of Cash Flows
                                                                                 (Unaudited)

                                                                              Nine  Months Ended
                                                                                September  30,
                                                                        -----------------------------
                                                                            1996               1995
                                                                         ----------        ----------
Operating Activities
       Net income                                                       $   637,905         $ 604,793
       Adjustments to reconcile net income to
         net cash provided by operating activities
            Provision for loan losses                                         9,000             9,000
            Investment securities losses(gains)                              26,516            (3,095)
            Premium and discount amortization, net                           31,697               379
            Amortization of unearned compensation                            61,457
            Depreciation                                                     28,082            33,006
            Gain on real estate owned                                          (869)           (5,252)
            Change in
              Other assets                                                  408,159           (49,802)
              Other liabilities                                             166,764           204,260
                                                                         ----------        ----------
              Net cash provided by operating activities                   1,368,711           793,289
                                                                         ----------        ----------

Investing Activities
       Purchase of securities available for sale                         (7,913,134)      (11,772,462)
       Proceeds from available for sale maturities                        1,490,000         3,061,428
       Proceeds from available for sale sales                             5,750,174           349,566
       Proceeds from held to maturity maturities                                              350,000
       Payments on mortgage and asset-backed
        securities                                                        2,495,946           844,851
       Purchase of Federal Home Loan Bank Stock                             (38,300)          (40,900)
         Net changes in loans                                            (5,926,981)       (4,631,427)
       Proceeds from real estate owned                                                          2,500
       Investment in real estate owned                                         (242)           (9,264)
       Purchase of premises and equipment                                   (73,278)          (11,641)
                                                                         ----------        ----------

              Net cash used by investing activities                      (4,215,815)      (11,857,349)
                                                                         ----------        ----------

                                           LOGANSPORT FINANCIAL CORP.
                                 Consolidated Condensed Statement of Cash Flows
                                                 (Unaudited)

                                                                             Nine  Months Ended
                                                                                September  30,
                                                                        -----------------------------
                                                                          1996              1995
                                                                        ----------       -----------
Financing Activities
       Sale of common stock, net of costs                                                  12,673,850
       Net change in
              Noninterest-bearing deposits, NOW,
                 passbook, and money market savings                       1,085,549         1,338,290
              Certificates of deposit                                     2,386,838          (343,894)
       Payment of Federal Home Loan Bank Advances                                          (1,000,000)
       Proceeds from Federal Home Loan Bank
               Advances                                                   2,000,000
       Contribution for unearned compensation                              (614,567)
       Payment of dividends                                                (396,750)
                                                                         ----------       -----------

              Net cash provided by financing
                activities                                                4,461,070        12,668,246
                                                                         ----------       -----------

Net Change in Cash and Cash Equivalents                                   1,613,966         1,604,186

Cash and Cash Equivalents, Beginning of Period                            3,242,579         1,644,880
                                                                        -----------       -----------

Cash and Cash Equivalents, End of Period                                $ 4,856,545       $ 3,249,066
                                                                         ==========        ==========

Additional Cash Flow and Supplementary
       Information
              Interest paid                                              $1,967,831        $1,787,822
              Income tax paid                                               552,329           250,500
              Dividends payable                                           4,099,750           132,250
              Transfer to real estate owned                                  17,889            71,046
              New loan on real estate owned                                  19,000            40,500

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of September 30, 1996, results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine month periods ended September 30, 1996 and 1995.


NOTE B:  Plan of Conversion and Other Matters

Effective June 13, 1995, the Bank completed its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank (the "Conversion"), and became a wholly-owned subsidiary of the Company. In the Conversion, the Company sold 1,322,500 shares of Common Stock, with no par value ("Common Stock"), for $10.00 per share and used all proceeds except $3,982,500 to acquire complete ownership of the Bank. Net proceeds of the Company's stock issuance, after costs, were $12,670,006.

At a meeting of the Company's shareholders on April 9, 1996, the Board of Directors submitted for shareholder approval a stock option plan (the "Stock Option Plan"), and at that time made certain awards pursuant to the Stock Option Plan. The plan was approved by the Company's shareholders. Common Stock in an aggregate amount of 10.0% of the shares issued in the Conversion (132,250 shares) were reserved for issuance upon the exercise of options granted under the Stock Option Plan. Options were granted under the Stock Option Plan for 108,691 shares of common stock and have an exercise price per share equal to $12.50, the fair market value of the shares on the date of grant.

Statement of Financial Accounting Standards No. 123, Stock-Based Compensation, is effective for the Company for 1996. This statement establishes a fair value based method of accounting for stock-based compensation plans. As provided by the statement, the Company will account for stock-based compensation as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with appropriate proforma disclosures made in the notes to its annual audited financial statements.

Additionally, at a meeting of the Company's shareholders held on April 9, 1996, the Board of Directors submitted for shareholder approval a Management Recognition and Retention Plan and Trust (the "RRP"). The RRP was approved by the shareholders. The Bank contributed funds to the RRP to enable it to acquire an aggregate amount of Common Stock equal to up to 4.0% of the shares issued in the Conversion (52,900 shares), either directly from the Company or in the open market. Shares awarded under the RRP vest at a rate of 20% at the end of each full twelve months of service with the Bank after the date of grant. As of April 9, 1996, the number of shares awarded under the RRP was 46,675. All of these shares were acquired in the open market during the quarter ended June 30, 1996, for an average price per share of $13.17.

NOTE C: Cash Dividends and Earnings Per Share

A cash dividend of $.10 per common share was declared on September 10, 1996, payable on October 10, 1996, to shareholders of record as of September 23, 1996. Earnings per share was computed based upon the weighted average common shares outstanding during the period subsequent to the Bank's conversion to a stock savings bank on June 13, 1995. Net income per share for the three and nine months ended September 30, 1995 is not meaningful.

On September 10, 1996 the Board of Directors also declared a one-time special cash distribution of $3.00 per share to the holders of the Company's common stock. The special one-time cash distribution will be payable on December 10, 1996 to shareholders of record on November 25, 1996.

The Company has received a Private Letter Ruling from the Internal Revenue Service which qualifies most of the 1996 cash distributions to shareholders, including regular quarterly dividends and the one-time special cash distribution totaling $4,364,250, or $3.30 per share, as a nontaxable return of capital. Accordingly, as of September 30, 1996, $3.22 per share or $4,258,450 has been charged to common stock and $.08 or $105,800 has been charged to retained earnings.

NOTE D: Repurchase Program

On October 22, 1996 the Company announced its intent to repurchase, from time to time, on the open market up to 5% of the Company's common stock, without par value, or 66,125 such shares. Such purchases will be made subject to market conditions in open market or block transactions and may begin as early as October 28, 1996, since the required regulatory clearance has been received. As of November 5, 1996, 12,500 shares had been purchased pursuant to this program at an average price per share of $14.35.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operation.

Financial Condition

Total assets were $79.7 million at September 30, 1996 compared to $74.6 million at December 31, 1995, an increase of $5.1 million or 6.8%. This increase resulted primarily from a growth in deposits of $3.4 million and an increase in Federal Home Loan Bank advances of $2.0 million, both of which were reinvested in loans. Securities decreased from $18.8 million at December 31, 1995 to $16.5 million at September 30, 1996. This decrease was due to investment maturities, security sales and calls, and mortgage-backed securities pay-downs. In addition to other securities sales, $2.7 million of structured notes were sold and generally reinvested in mortgage-backed securities.

Loans increased $6.0 million, or 11.9%, from $49.9 million at December 31, 1995 to $55.9 million at September 30, 1996. Loan demand continues to be excellent. No commercial paper was owned by the Company at September 30, 1996. Commercial paper owned at December 31, 1995 and included in loan totals was $0.9 million.

Deposits were $55.9 million at September 30, 1996 compared to $52.5 million at December 31, 1995, or an increase of $3.4 million in the first three quarters of 1996. During the nine months ended September 30, 1996, Federal Home Loan Bank advances in the amount of $1.0 million were converted to a fixed rate with a one year term from a variable rate with a three month maturity. An additional advance of $1.0 million with a fixed rate and a three month maturity was obtained during both the second and the third quarter resulting in total outstanding advances of $3.0 million at September 30, 1996.

Shareholders' equity was $15.9 million at September 30, 1996 and $20.5 million at December 31, 1995. Dividends, a change in the unrealized gain (loss) on securities available for sale, from a gain of $10,051 at December 31, 1995 to a loss of $238,270 at September 30, 1996, and the contribution to the RRP for the purchase of Company stock in the open market combined to result in a decrease in shareholders' equity for the nine months ended September 30, 1996.

On October 22, 1996 the Company announced its intent to repurchase, from time to time, on the open market up to 5% of the Company's common stock, without par value, or 66,125 such shares. Such purchases will be made subject to market conditions in open market or block transactions and may begin as early as October 28, 1996, since the required regulatory clearance has been received. As of November 5, 1996, 12,500 shares had been purchased pursuant to this program at an average price per share of $14.35.

Results of Operations
Comparison of the Three Months Ended September 30, 1996 and September 30, 1995

Net income for the Company for the three months ended September 30, 1996 was $ 81,323 compared with $261,560 for the three months ended September 30, 1995, or a decrease of $180,237. This decrease is the result of the one-time assessment to recapitalize the Savings Association Insurance Fund. The SAIF special assessment was part of the omnibus appropriations bill to fund the Federal Government which passed Congress on September 30, 1996. The pretax charge was approximately $338,000 and the after tax effect was $204,000. The assessment is payable on November 27, 1996. Without the assessment, net income would have been $285,323 or an increase of 9.1% over net income at September 30, 1995. Interest income increased $188,325 for the three months ended September 30, 1996 compared to September 30, 1995. The major contributor to the increase in interest income was the growth in the loan portfolio. In addition, increasing interest rates have resulted in ARM loans repricing at higher rates and thus increasing mortgage loan income. Interest expense increased $70,599 or 11.5% for the three months ended September 30, 1996 compared to the three months ended September 30, 1995. Net interest income for the three months ended September 30, 1996 was $769,092 compared to $651,366 at September 30, 1995, an increase of $117,726 or 18.1%.

The provision for loan losses was $3,000 for each of the three-month periods ended September 30, 1996 and 1995. One property was taken into real estate owned for the quarter ended September 30, 1996. It was sold during the quarter for a gain of $869. Two properties were taken into real estate owned during the quarter ended September 30, 1995. One was sold at a gain before the quarter ended and the other was sold during the fourth quarter of 1995, also at a gain. Non-performing loans decreased to $286,000, or 0.51% of loans, at September 30, 1996 from $311,000, or 0.63% of loans, at December 31, 1995. Loan loss reserves amounted to $232,970, or 0.42% of total loans, at September 30, 1996 compared to $222,700, or 0.45% at December 31, 1995.

Total other income decreased by $31,091, primarily because of $34,392 of nonrecurring losses on the sale of securities in the quarter ending September 30, 1996. Service charges on deposit accounts increased by $6,991, or 55.7%, from September 30, 1996 over September 30, 1995.

Total other expenses increased $395,098 of which $338,000 was related to the SAIF assessment. Without considering the assessment the total increase was $57,098 or 21.8% for the three months ending September 30, 1996 compared to September 30, 1995. Salaries and employee benefits increase $43,699, or 33.8%. This increase is a result of general and merit pay increases, the inclusion of additional employees in various benefit plans due to length of service, and amortization of the expense associated with the RRP. Other operating expenses experienced an increase of $10,660 or 17.1%. Other expenses were $72,924 for the three months ended September 30, 1996 compared to $62,264 for the three months ended September 30, 1995. Approximately $5,000 of the increase was related to an increase in legal expenses, accounting fees, exam fees, stock market listing fees, transfer agent fees, and printing expenses. All of these additional expenses are associated with doing business as a public company. The rest of the increase is related to advertising increases, costs associated with increased account volume and charges associated with offering an ATM card.

 The Company's effective tax rate for the three months ended September 30, 1996 was 23.8% compared to 37.0% for the three months ended September 30, 1995.

Comparison of the Nine Months Ended September 30,1996 and September 30, 1995

Net income for the Company for the nine months ended September 30, 1996 was $637,905 compared with $604,793 for the nine months ended September 30, 1995. This is an increase of $33,112 or 5.5%. Without the SAIF assessment, net income would have increased $237,112 or 39.2%. Interest income increased $747,095 for the nine months ended September 30, 1996 compared to September 30, 1995. Interest expense increased $143,858 resulting in an improvement in net interest income of $603,237 or 37.4%, when comparing the nine months ended September 30, 1996 to the nine months ended September 30, 1995.

The provision for loan losses was $9,000 for each of the nine month periods ended September 30, 1996 and 1995. The growth in loans outstanding has not resulted in a need for an additional loan loss provision or resulted in an increase in nonperforming loans as discussed in the previous section.

Total other income decreased by $16,295 or 17.8% mainly because of the losses on the sale of securities in the quarter ending September 30, 1996. Service charges on deposit accounts increased $17,080, or 54.1%. This increase is a result of an increase in the volume of transaction accounts and new service charges imposed. There was a nonrecurring recovery on securities previously written off of $17,291 in the nine months ended September 30, 1996 and $23,779 in the period ending September 30, 1995.

Total other expenses increased $205,686, or 27.6%, for the nine months ending September 30, 1996 compared to the nine months ended September 30, 1995 after reducing other expenses for 1996 for the $338,000 charge related to the SAIF assessment. The increases were concentrated in two areas, salaries and employee benefits and other expenses. Salary and employee benefits increased $117,037, or 32.4%. This is a result of general and merit pay increases, the inclusion of additional employees in various benefit plans due to length of service, and amortization of the expense associated with the RRP which was approved April 9, 1996 at the shareholder's meeting. The plan was effective for six months of the nine-month period ending September 30, 1996 and resulted in amortization expense of $61,456 for the nine months ended September 30, 1996.

Other expenses increased $80,076 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995. Approximately $8,000 of the increase is costs associated with an increase in the volume of checking accounts and the additional services connected with these accounts such as issuing ATM cards. Advertising expense also increased by $6,000 as new and additional means were used to promote the Company's products. The remaining increases in other expenses of $66,000 were related to increases in legal expenses, accounting fees, exam fees, stock market listing fees, transfer agent fees, and printing expenses. All of these are associated with the additional costs of doing business as a public company.

The Company's effective tax rate for the nine months ended September 30,1996 was 35.8% compared to 36.3% for the nine months ended September 30, 1995.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 3% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 1996, the Bank's tangible capital ratio was 21.9%, its leverage ratio was 21.9%, and its risk-based capital to risk-weighted assets ratio was 41.6%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital as of September 30, 1996.

Capital Standard         Required           Bank's                  Excess
----------------         --------           ------                  ------
Tangible (1.5%)          $1,148,000         $16,705,000           $15,557,000
Core (3.0%)               2,296,000          16,705,000            14,409,000
Risk-based (8.0%)         3,254,000          16,938,000            13,684,000

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings account and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 5%, of which 1% must be comprised of short-term investments. At September 30, 1996 the Company's ratio was 17.7%, of which 8.4% was comprised of short-term investments.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were during the three-month period ended September 30, 1996 or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.


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


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following exhibits are attached to this report on Form 10-Q:

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the fiscal quarter ended September 30, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                         Logansport Financial Corp.



Date:    November 13, 1996               By:/s/  Thomas G. Williams
                                            -----------------------

                                               Thomas G. Williams, President and
                                               Chief Executive Officer


Date:    November 13, 1996               By:/s/ Dottye Robeson
                                            -----------------------
                                                Dottye Robeson, Secretary and
                                                Treasurer