Form 10-K
period 1996-12-31
LOGANSPORT FINANCIAL CORP
filed 1997-03-25
CIK 939928

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number              0-25910

                           LOGANSPORT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                 INDIANA                                   35-1945736
      (State or other Jurisdiction                     (I.R.S. Employer
    of Incorporation or Organization)                Identification Number)

 723 East Broadway, Logansport, Indiana                      46947
(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number including area code:
                                 (219) 722-3855

Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

Securities Registered Pursuant to Section 12(g) of the Act:
                         Common Stock, without par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.       YES            NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 1, 1997, was $14,420,497.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 1, 1997, was 1,256,375 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated into Part II. Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page 33
                               Page 1 of 34 Pages

                           LOGANSPORT FINANCIAL CORP.

                                    Form 10-K

                                      INDEX

                                                                            Page

PART I
Item  1.          Business..................................................  1
Item  2.          Properties................................................ 28
Item  3.          Legal Proceedings......................................... 28
Item  4.          Submission of Matters to a Vote of Security Holders....... 29
Item  4.5.        Executive Officers of Registrant.......................... 29

PART II
Item  5.          Market for Registrant's Common Equity and Related
                    Stockholder Matters..................................... 29
Item  6.          Selected Financial Data................................... 30
Item  7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..................... 30
Item  8.          Financial Statements and Supplementary Data............... 30
Item  9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure..................... 30

PART III
Item 10.          Directors and Executive Officers of Registrant............ 30
Item 11.          Executive Compensation.................................... 31
Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management.......................................... 31
Item 13.          Certain Relationships and Related Transactions............ 31
PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K............................................. 31
                  Signatures................................................ 32

                                     PART I

Item 1.       Business.

General

         Logansport Financial Corp. (the "Holding Company" and, together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February, 1995, to become a unitary savings and loan holding company. The Holding Company became a unitary savings and loan holding company upon the conversion of Logansport Savings Bank, FSB (the "Bank") from a federal mutual savings bank to a federal stock savings bank on June 13, 1995. The principal asset of the Holding Company consists of 100% of the issued and outstanding shares of common stock, $.01 par value per share, of the Bank. The Bank began operations in Logansport, Indiana under the name Logansport Building and Loan Association in 1925. In 1962, the Bank changed its name to Logansport Savings and Loan Association, and in 1992, the Bank converted to a federally charted savings bank known as Logansport Savings Bank, FSB. The Bank serves the needs of residents of primarily Cass County, Indiana.

         The Bank is the oldest financial institution headquartered in Logansport, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity loans; (iii) home improvement loans; (iv) construction loans; (v) share loans; (vi) commercial real estate loans; (vii) multi-family loans; (viii) consumer loans; (ix) NOW accounts; (x) passbook savings accounts; (xi) certificates of deposit; (xii) consumer and commercial demand deposit accounts; and (xiii) individual retirement accounts. The Holding Company and the Bank conduct business out of their main office located in Logansport, Indiana. The Bank is and historically has been a significant real estate mortgage lender in Cass County, Indiana, originating approximately 17.6% of the mortgage loan volume recorded in Cass County by Cass County institutions during the year ended December 31, 1996.

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 72.1% of the Company's total loan portfolio at December 31, 1996. The Bank also offers multi-family mortgage loans, commercial real estate loans, construction loans, and consumer loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 4.1% and 4.7%, respectively, of the Company's total loan portfolio at December 31, 1996. Residential, multi-family and commercial real estate construction loans constituted approximately 1.8% of the Company's total loan portfolio at December 31, 1996. Installment, share, home equity, and home improvement loans constituted approximately 8.1%, .5%, 1.0%, and 7.7%, respectively, of the Company's total loan portfolio at December 31, 1996.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                          At December 31,
                                       1996                 1995               1994                1993                1992
                                  ---------------     ---------------    ----------------     ---------------     ----------------
                                          Percent             Percent             Percent              Percent             Percent
                                  Amount of Total     Amount of Total    Amount  of Total     Amount  of Total    Amount  of Total
                                  ------ --------     ------ --------    ------  --------     ------  --------    ------  --------
                                                                      (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
   Residential.................   $41,109  72.05%    $36,608  73.15%     $33,402  74.92%     $28,942   74.39%     $27,153  77.23%
   Commercial real estate......     2,701   4.73       1,620   3.24        2,718   6.10        2,667    6.85        2,204   6.27
   Multi-family................     2,370   4.15       1,915   3.83          722   1.62          549    1.41          120    .34
Construction:
   Residential ................       574   1.01         575   1.15          330    .74        1,170    3.00          209    .59
   Commercial
     real estate...............       194    .34         198    .39          ---     ---         ---      ---         350   1.00
   Multi-family................       248    .43         250    .50          680   1.52          427    1.10          250    .71
Commercial paper ..............       ---     ---        878   1.75          500   1.12          ---      ---         ---     ---
Consumer loans:
   Installment (2).............     4,615   8.09       3,729   7.45        2,778   6.23        2,072    5.33        2,181   6.20
   Share ......................       286    .50         219    .44          244    .55          183     .47          174    .49
   Home equity.................       595   1.04         398    .79          300    .67          393    1.01          333    .95
   Home improvement............     4,368   7.66       3,656   7.31        2,911   6.53        2,505    6.44        2,186   6.22
                                  ------- ------     ------- ------      ------- ------      -------  ------      ------- ------
     Gross loans receivable....    57,060 100.00%    $50,046 100.00%     $44,585 100.00%     $38,908  100.00%     $35,160 100.00%
                                  ======= ======     ======= ======      ======= ======      =======  ======      ======= ======
TYPE OF SECURITY
   Residential (1).............   $46,689  81.83%    $41,407  82.74%     $36,943  82.86%     $33,010   84.84%     $29,881  84.99%
   Commercial real estate......     2,895   5.07       1,818   3.63        2,718   6.10        2,667    6.86        2,554   7.26
   Multi-family................     2,618   4.59       2,165   4.33        1,402   3.14          976    2.51          370   1.05
   Deposits....................       286    .50         219    .44          244    .55          183     .47          174    .49
   Auto........................     2,042   3.58       1,288   2.57        1,005   2.26          799    2.05          806   2.29
   Consumer residential (2)....     1,074   1.88       1,232   2.46          846   1.90          447    1.15          434   1.23
   Other security..............     1,456   2.55       1,039   2.08          917   2.05          683    1.75          848   2.42
   Unsecured (3)...............       ---     ---        878   1.75          510   1.14          143     .37           93    .27
                                  ------- ------     ------- ------      ------- ------      -------  ------      ------- ------
     Gross loans receivable....    57,060 100.00%     50,046 100.00       44,585 100.00       38,908  100.00       35,160 100.00
Deduct:
Allowance for loan losses......       236    .41         223    .45          206    .46          201     .52           86    .24
Loans in process...............        22    .04         116    .23          359    .81          856    2.20          273    .78
                                  ------- ------     ------- ------      ------- ------      -------  ------      ------- ------
   Net loans receivable........   $56,802  99.55%    $49,707  99.32%     $44,020  98.73%     $37,851   97.28%     $34,801  98.98%
                                  ======= ======     ======= ======      ======= ======      =======  ======      ======= ======
Mortgage Loans:
   Adjustable-rate.............    38,729  82.06     $34,715  84.33%     $31,057  82.05%     $27,760   82.24%     $24,076  79.50%
   Fixed-rate..................     8,467  17.94       6,451  15.67        6,795  17.95        5,995   17.76        6,210  20.50
                                  ------- ------     ------- ------      ------- ------      -------  ------      ------- ------
     Total.....................   $47,196 100.00%    $41,166 100.00%     $37,852 100.00%     $33,755  100.00%     $30,286 100.00%
                                  ======= ======     ======= ======      ======= ======      =======  ======      ======= ======

(1)  Includes home equity, residential construction and home improvement loans.

(2) Includes "one-pay" notes due in less than one year secured by residential real estate.

(3)  Includes commercial paper and bankers' acceptances.

         The following table sets forth certain information at December 31, 1996, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                     Balance                      Due during years ending December 31,
                                   Outstanding                                    2000       2002       2007       2012
                                 at December 31,                                   to         to         to         and
                                      1996        1997      1998       1999       2001       2006       2011     following
                                      ------------------------------------------------------------------------------------
                                                                        (In thousands)
Mortgage loans:
   Residential ....................  $41,683    $   559     $  38  $     66    $   812     $5,848    $13,003    $21,357
   Multi-family....................    2,618        ---       ---       ---        ---        727      1,648        243
   Commercial real estate..........    2,895        ---         2         5         53        932      1,467        436
Commercial paper...................      ---        ---       ---       ---        ---        ---        ---        ---
Consumer loans:
   Home improvement................    4,368        134       163       249      1,184      1,679        638        321
   Home equity.....................      595        ---       ---       ---        ---        ---        595        ---
   Installment.....................    4,615      1,782       302       759      1,306        239        227        ---
   Share...........................      286        286       ---       ---        ---        ---        ---        ---
                                     -------     ------      ----    ------     ------     ------    -------    -------
     Total.........................  $57,060     $2,761      $505    $1,079     $3,355     $9,425    $17,578    $22,357
                                     =======     ======      ====    ======     ======     ======    =======    =======


         The following table sets forth, as of December 31, 1996, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                                       Due After December 31, 1997
                                     Fixed Rates             Variable Rates             Total
                                     -----------             --------------             -----
                                                             (In thousands)

Mortgage loans:
   Residential ....................  $  6,748                   $34,376                $41,124
   Multi-family....................       ---                     2,618                  2,618
   Commercial real estate..........     1,183                     1,712                  2,895
Consumer loans:
   Home improvement................     4,234                       ---                  4,234
   Home equity.....................       ---                       595                    595
   Installment.....................     2,833                       ---                  2,833
                                      -------                   -------                -------
     Total.........................   $14,998                   $39,301                $54,299
                                      =======                   =======                =======

         Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $41.1 million, or 72.1% of the Company's portfolio of loans at December 31, 1996, consisted of one- to four-family residential mortgage loans, of which approximately 82.1% had adjustable rates. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, they must be correlated with changes in a readily verifiable index.

         The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. These ARMs have a current margin above such index of 2.75%, or 3.00% if interest is amortized and payments are due bi-weekly, and interest rate minimums equal to the rate at the time of origination. Many of the residential ARMs in the Company's portfolio at December 31, 1996 provided for a maximum rate adjustment per year of 1%, although the Bank began originating residential ARMs which provide for a maximum rate adjustment of 2% per year in 1995. The Bank's residential ARMs provide for a maximum rate adjustment of 5% over the life of the loan. These ARMs generally bear terms of between 15 and 25 years.

         The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period not to exceed 15 years. At December 31, 1996, 17.9% of the Company's residential mortgage loans had fixed rates of interest.

         The Bank does not currently originate residential mortgage loans if the ratio of the loan amount to the lesser of current cost or appraised value of the property (i.e., the "loan-to-value ratio") exceeds 90% and does not currently require private mortgage insurance on its residential single-family mortgage loans.

         Substantially all of the residential mortgage loans that the Bank originates include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

         The Bank's residential mortgage loans are not originated on terms and conditions and using documentation that conform with the standard underwriting criteria required to sell such loans on the secondary market. The Bank generally retains its loans in its portfolio and does not anticipate the need to sell its non-conforming loans. See "-- Origination, Purchase and Sale of Loans."

         At December 31, 1996, residential loans amounting to $399,000, or .70% of total loans, were included in non-performing assets. See "-- Non-Performing and Problem Assets."

         Commercial Real Estate Loans. At December 31, 1996, $2.7 million, or 4.7% of the Company's total loan portfolio, consisted of commercial real estate loans. Of these loans, $254,000 constituted participations in loans secured by commercial real estate which were purchased from other financial institutions. The commercial real estate loans included in the Company's portfolio are primarily secured by non-residential real estate such as small office buildings, nursing homes and churches. The Bank currently originates commercial real estate loans as adjustable-rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity with a margin of 4.75% above such index. Many of the commercial real estate loans in the Company's portfolio at December 31, 1996 provided for a maximum rate adjustment per year of 1%, although the Bank began originating commercial real estate ARMs which provide for a maximum rate adjustment of 2% per year in 1995. In addition, the maximum rate adjustment over the life of the loan is 5%, and these loans have a maximum loan-to-value ratio of 80%. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. No single commercial real estate loan at December 31, 1996 exceeded $330,000. No commercial real estate loans were included in non-performing assets at that date.

         Loans secured by commercial real estate generally are larger than one- to four-family residential loans and involve a greater degree of risk. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Payments on these loans depend to a large degree on results of operations and management of the properties and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general. Accordingly, the nature of the loans makes them more difficult for management to monitor and evaluate.

         Multi-Family Loans. Approximately $2.4 million, or 4.1% of the Company's portfolio of loans at December 31, 1996, consisted of multi-family loans. These loans are generally purchased participations and secured by apartment complexes and other multi-family residential properties. At December 31, 1996, none of the multi-family loans included in the Company's portfolio was included in non-performing assets.

         Construction Loans. The Bank offers construction loans with respect to owner-occupied residential real estate and, in limited cases, to builders or developers constructing such properties on a speculative investment basis (i.e., before the builder/developer obtains a commitment from a buyer). The Bank may also purchase participations.

         At December 31, 1996, $1.0 million, or 1.8%, of the Company's total loan portfolio consisted of construction loans. Included in such loans were participations in multi-family and commercial real estate construction loans amounting to $442,000 at December 31, 1996. The largest construction loan on December 31, 1996, was approximately $250,000. No construction loans were included in non-performing assets on that date.

         Construction loans originated by the Bank are written such that interest only is payable during the construction phase, which is typically limited to six (6) months, and following the construction phase, a permanent loan is made. Inspections are made prior to any disbursement under a construction loan.

         Consumer Loans. Federal laws and regulations permit federally chartered savings associations to make secured and unsecured consumer loans in an aggregate amount up to 35% of the association's total assets. In addition, a federally chartered savings association has lending authority above the 35% limit for certain consumer loans, such as property improvement loans and deposit account secured loans. However, the Qualified Thrift Lender test places additional limitations on a savings association's ability to make consumer loans. See "Regulation -- Qualified Thrift Lender."

         The Company's consumer loans, consisting primarily of installment, share, home improvement, and home equity loans, aggregated $9.9 million as of December 31, 1996, or 17.3% of the Company's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans originated by the Bank, except home equity loans, are fixed-rate loans, and substantially all are secured loans.

         Installment loans, totaling $4.6 million, or 8.1% of total loans at December 31, 1996, are fixed-rate loans generally secured by collateral, including automobiles, and are made for maximum terms of up to 10 years (depending on the collateral). The Bank's installment loans also include "one-pay" notes, some of which are secured by residential real estate and all of which amortize at rates similar to those for home improvement loans and have maximum terms of 6 months to one year.

         Share loans, totaling $286,000, or .5% of total loans at December 31, 1996, are made up to 80% of the original account balance and accrue at a rate of 2-3% over the underlying certificate of deposit rate. Interest on share loans is paid quarterly. Home improvement loans totaled $4.4 million, or 7.7% of the Company's total loan portfolio at December 31, 1996, and are close-ended fixed-rate loans made for maximum terms up to 15 years. The Bank's home improvement loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any.

         The Bank also offers open-ended lines of credit secured by a lien on the equity in the borrower's home in amounts up to 90% of the appraised value of the real estate (taking into account any other mortgages on the property). The Bank's home equity loans are adjustable-rate loans with interest rates equal to the national prime rate plus 2%, and payments equal to the greater of 2% of the outstanding loan balance or $50. The Bank's home equity loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any, and generally have a maximum term of 15 years. At December 31, 1996, the Bank had approved $1,033,000 of home equity loans, of which $595,000 were outstanding.

         The Bank also offers credit cards to its customers, but does not underwrite the credit cards or have any other credit risk with respect to the cards. The Company earns a fee upon the origination of the credit card accounts. To date, the income earned by the Company from offering these credit cards has not been significant.

         As a general rule, consumer loans involve a higher level of risk than one- to four-family residential mortgage loans because consumer loans are generally made based upon the borrower's ability to repay the loan, which is subject to change, rather than the value of the underlying collateral, if any. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate risk. The Bank has thus far been successful in managing consumer loan risk. As of December 31, 1996, consumer loans totaling $7,000 were included in non-performing assets.

         Letters of Credit Securing Tax-Exempt Bonds. The Bank currently maintains three letters of credit, each in the amount of $253,000, to secure payments required under tax-exempt bonds issued to raise funds for low-income housing projects in Franklin, Kokomo and Michigan City, Indiana. The issuer of the tax-exempt bonds is permitted to draw against these letters of credit only in the event it defaults in making payments required under the bonds, and any such draws made against the letters of credit would be secured by a mortgage on the subject housing project. No draws against any letters of credit had been made as of December 31, 1996.

         Origination, Purchase and Sale of Loans. In an effort to control costs incurred by its mortgage customers, the Bank currently originates its mortgage loans pursuant to its own underwriting standards which are not in conformity with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). If it desired to sell its mortgage loans, the Bank might therefore experience some difficulty selling such loans quickly in the secondary market. The Bank has no intention, however, of attempting to sell such loans. The Bank's ARMs vary from secondary market criteria because, among other things, the Bank does not require current property surveys in most cases, does not require escrow accounts for taxes and insurance and does not permit the conversion of those loans to fixed rate loans in the first three years of their term.

         The Bank confines its loan origination activities primarily to Cass County. At December 31, 1996, no loans were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

         Under Financial Institutions Reform, Recovery, and Enforcement Act ("FIRREA"), a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $2.5 million at December 31, 1996. The Company's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

         The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors. Secured loans up to $75,000 may be approved by the Senior Loan Officer, and secured loans up to $150,000 may be approved by the President or the Executive Committee. Loans up to $250,000 may be approved by the Loan Committee. All loans for more than $250,000 must be approved in advance by the Board of Directors.

         The Bank generally requires appraisals on all property securing its loans and requires title insurance or an abstract and a valid lien on its mortgaged real estate. Appraisals for residential real property are generally performed by an in-house appraiser who is a state-licensed residential appraiser. From time to time, the Bank also uses the services of certified residential appraisers who are not in-house, including for loans in excess of $250,000. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It also requires flood insurance to protect the property securing its interest if the property is in a flood plane.

         The Bank's underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits and financial strengths are important considerations.

         The Bank historically has not participated in the secondary market as a seller of its mortgage loans, but does occasionally purchase participations in commercial real estate and multi-family loans from other financial institutions.

         The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                                         Year Ended December 31,
                                                        ----------------------------------------------------------
                                                           1996                  1995                       1994
                                                          ------                -------                    -------
                                                                             (In thousands)
Gross loans receivable
   at beginning of period........................        $50,046                $44,585                    $38,908
Originations:
   Mortgage loans:
     Residential.................................         11,277                  8,323                      9,139
     Commercial real estate and
       multi-family..............................          1,885                    318                        105
                                                          ------                -------                    -------
     Total mortgage loans........................         13,162                  8,641                      9,244
   Consumer loans:
     Installment.................................          3,757                  3,129                      2,840
     Share.......................................            259                     88                        190
     Home improvement............................          1,774                  1,435                      1,663
     Home equity.................................            319                    104                         80
                                                          ------                -------                    -------
       Total consumer loans......................          6,109                  4,756                      4,773
                                                          ------                -------                    -------
            Total originations...................         19,271                 13,397                     14,017
   Purchases:
     Commercial real estate and multi-family.....          1,046                  1,010                        256
     Commercial paper............................            ---                  3,842                        988
                                                          ------                -------                    -------
       Total originations and purchases..........         20,317                 18,249                     15,261
   Repayments:
     Commercial paper............................            878                  3,464                        488
     Other loans and deductions..................         12,425                  9,324                      9,096
                                                          ------                -------                    -------
   Gross loans receivable at end of period.......         57,060                $50,046                    $44,585
                                                          ======                =======                    =======

         Origination and Other Fees. The Company realizes income from origination fees, late charges, checking account service charges, credit card fees, and fees for other miscellaneous services. The Bank currently charges $200 plus closing costs on its adjustable-rate mortgage loans. Points may be charged on fixed-rate loans. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

Non-Performing and Problem Assets

         Mortgage loans are reviewed by the Bank on a regular basis and are placed on a non-accrual status when the loans become contractually past due ninety days or more. At the end of each month, delinquency notices are sent with respect to all mortgage loans for which payments have not been received. Contact by phone or in person is made, if feasible, with respect to all such loans. When loans are sixty days in default, an additional delinquency notice is sent and personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are ninety days in default, contact is made with the borrower by the Senior Loan Officer who attempts to establish an acceptable repayment schedule. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans for which foreclosure proceedings have been commenced are placed on non-accrual status.

         Consumer loans are reviewed by the Bank on a daily basis. Notices are sent to borrowers when any consumer loan is 5, 10 and 15 days past due. After consumer loans are 15 days delinquent, a late fee in the amount of 10% of the payment is imposed until the loan is brought current.

         Non-Performing Assets. At December 31, 1996, $406,000, or .52% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans, real estate owned ("REO"), troubled debt restructurings and non-accruing investments), compared to $624,000, or 1.3%, of the Company's total assets at December 31, 1992. At December 31, 1996, residential loans, multi-family loans, commercial real estate loans, consumer loans and REO accounted for 98.3%, 0%, 0%, 1.7% and 0%, respectively, of non-performing assets. There were no non-accruing investments at December 31, 1996.

         The table below sets forth the amounts and categories of the Company's non-performing assets (non-accruing investments, non-accruing loans, and real estate owned). It is the policy of the Company that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                                 At December 31,
                                                            1996         1995         1994         1993          1992
                                                            ---------------------------------------------------------
                                                                               (Dollars in thousands)
Non-accruing investments (1).........................     $  ---       $  ---        $ 150         $ 181        $ 180
Non-accruing loans (2)...............................        406          311          337           597          424
Real estate owned, net...............................        ---          ---          ---           ---           20
                                                            ----         ----        -----         -----        -----
   Total non-performing assets.......................       $406         $311        $ 487         $ 778        $ 624
                                                            ====         ====        =====         =====        =====
Non-performing loans to total loans, net (3).........        .71%          .63%         .76%        1.57%        1.22%
Non-performing assets to total assets................        .52           .42          .82         1.38         1.27
---------------

(1) Non-accruing investments consist of certain corporate obligations at market value for 1994 since included in securities available for sale and at book value prior to 1994 since included in securities held to maturity. The book value at December 31, 1994 corporate obligations was $90,000. Income collected and recorded on these securities during 1996 was $4,700.

(2) The Company generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At December 31, 1996, $399,000 of non-accruing loans were residential loans and $7,000 were consumer loans. For the year ended December 31, 1996, the income that would have been recorded had the non-accruing loans not been in a non-performing status totaled $33,000 compared to actual income recorded of $11,000.

(3)  Total loans less loans in process.

         Classified Assets. Federal regulations and the Bank's Internal Loan Review policy provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the association will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "special mention" by management.

         An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances.

         At December 31, 1996, the aggregate amount of the Company's classified assets, and of the Company's general and specific loss allowances were as follows:

                                                            At December 31, 1996
                                                               (In thousands)
Substandard loans.........................................          $406
Doubtful loans............................................           ---
Loss loans................................................           ---
                                                                    ----
   Total classified loans.................................          $406
                                                                    ====
General loss allowances...................................          $236
Specific loss allowances..................................           ---
                                                                    ----
   Total allowances.......................................          $236
                                                                    ====

         The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Company's allowance for loan losses is adequate to absorb anticipated future losses from loans at December 31, 1996. However, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Company's loan portfolio.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended December 31, 1996.

                                                                       Year Ended December 31,
                                                     1996          1995         1994         1993         1992
                                                     -----         ----        -----        -----       ------
                                                                       (Dollars in thousands)
Balance of allowance at beginning
   of period................................         $ 223        $ 206        $ 201       $   86       $   11
Recoveries..................................             1          ---          ---          ---          ---
Less charge offs:
   Residential real estate loans............           ---          ---          ---          ---          ---
   Consumer loans...........................           ---            3            1           46           23
                                                      ----         ----        -----        -----       ------
Net charge-offs.............................           ---            3            1           46           23
Provisions for losses on loans..............            12           20            6          161           98
                                                      ----         ----        -----        -----       ------
Balance of allowance at end of period.......          $236         $223        $ 206        $ 201       $   86
                                                      ====         ====        =====        =====       ======
   Net charge-offs to total average
     loans receivable for period............           ---           (*)          (*)         .13%         .07%
   Allowance at end of period to
     net loans receivable at end
     of period (1)..........................           .41          .45          .47          .53          .25
   Allowance to total non-performing
     loans at end of period.................         58.12        71.61        61.13        33.67        20.28
-------------------

(1)  Total loans less loans in process.
(*)  Less than .01%.

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                              At December 31,
                                    1996             1995               1994             1993               1992
                              ----------------  ---------------   ---------------   ---------------  ---------------
                                       Percent          Percent           Percent           Percent          Percent
                                      of loans         of loans          of loans          of loans         of loans
                                       in each          in each           in each           in each          in each
                                      category         category          category          category         category
                                      of total         of total          of total          of total         of total
                              Amount    loans   Amount   loans    Amount   loans    Amount   loans   Amount   loans
                              ------    -----   ------   -----    ------   -----    ------   -----   ------   -----
                                                                   (In thousands)
Balance at end of period
   applicable to:
Residential..................   $158   72.05%    $122    73.15%    $103   74.92%    $108    74.39%     $52   77.23%
Commercial real estate.......      6    4.73        6     3.24        6    6.10        7     6.85      ---    6.27
Multi-family.................      1    4.15        1     3.83        2    1.62        1     1.41      ---     .34
Construction loans...........    ---    1.78      ---     2.04      ---    2.26      ---     4.10      ---    2.30
Commercial paper and
   bankers' acceptances......    ---      ---     ---     1.75      ---    1.12      ---    ---        ---    ---
Consumer loans...............     71   17.29       86    15.99       80   13.98       72    13.25       34   13.86
Unallocated..................    ---     ---        8      ---       15     ---       13      ---      ---     ---
                                ----  ------     ----   ------     ----  ------     ----   ------      ---  ------
   Total.....................   $236  100.00%    $223   100.00%    $206  100.00%    $201   100.00%     $86  100.00%
                                ====  ======     ====   ======     ====  ======     ====   ======      ===  ======


Investments and Mortgage- and Other Asset-Backed Securities

         Federally chartered savings associations have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings associations may also invest a portion of their assets in corporate debt securities and asset-backed securities. The investment policy of the Bank, which is established and implemented by the Bank's Investment Committee, is designed primarily to maximize the yield on the investment portfolio subject to minimal liquidity risk, default risk, interest rate risk, and prudent asset/liability management.

         The Company's investments consist of U.S. government and other agency securities, mortgage- and other asset-backed securities, state and municipal bonds, corporate obligations, marketable equity securities, certificates of deposit, and FHLB stock. At December 31, 1996, approximately $14.8 million, or 19.0% of the Company's total assets, consisted of such investments.

         At December 31, 1996, the Company had $6.7 million of mortgage- and other asset-backed securities outstanding, all of which were classified as available for sale. Other-asset backed securities include securities backed by automobile receivables. These fixed-rate mortgage- and other asset-backed securities may be used as collateral for borrowings and through repayments, as a source of liquidity. Mortgage- and other asset-backed securities offer yields above those available for investments of comparable credit quality and duration. Mortgage-backed securities are qualifying thrift investments under the Qualified Thrift Lender test. See "Regulation--Qualified Thrift Lender."

         The following table sets forth the carrying value and market value of the Company's investments and mortgage- and other asset-backed securities at the dates indicated.

                                                                         At December 31,
                                          --------------------------------------------------------------------------
                                                  1996                        1995                     1994
                                          --------------------      --------------------      ----------------------
                                          Carrying      Market      Carrying      Market      Carrying        Market
                                            Value        Value        Value        Value        Value          Value
                                            -----        -----        -----        -----        -----          -----
                                                                         (In thousands)
Securities available for sale (1):
   Federal agencies...................   $  5,245     $  4,880     $  7,424     $  7,175     $  4,666      $  4,255
   State and municipal................      2,194        2,242        2,229        2,294          236           216
   Mortgage- and other asset-backed
     securities.......................      6,768        6,674        7,422        7,468        1,229         1,203
   Corporate obligations..............        350          348        1,655        1,696          387           426
   Marketable equity securities.......          6          159            6          120            6            73
                                          -------      -------      -------      -------      -------       -------
     Total securities
     available for sale...............     14,563       14,303       18,736       18,753        5,295         4,970
                                          -------      -------      -------      -------      -------       -------
Securities held to maturity:
   Federal agencies...................        ---          ---          ---          ---        2,228         2,167
   State and municipal................        ---          ---          ---          ---        1,695         1,649
   Corporate obligations..............        ---          ---          ---          ---        1,116         1,085
     Total securities
     held to maturity.................        ---          ---          ---          ---        5,039         4,901
                                          -------      -------      -------      -------      -------       -------
Certificate of deposit (2)............        100          100          100          100          ---           ---
FHLB stock (2)........................        387          387          348          348          307           307
                                          -------      -------      -------      -------      -------       -------
     Total investments................    $15,050      $14,790      $19,184      $19,201      $10,641       $10,178
                                          =======      =======      =======      =======      =======       =======

----------------
(1) Upon adoption of SFAS No. 115 as of January 1, 1994, securities available for sale are recorded at market value in the financial statements. Prior to the adoption of SFAS No. 115, the marketable equity securities currently classified as available for sale were carried at the lower of cost or market. See Notes to the Company's Financial Statements.

(2)      Market value approximates carrying values.

         Included in the Company's investment portfolio at December 31, 1996 were approximately $3.1 million (amortized cost) in derivative securities, of which approximately $2.7 million were structured notes issued by the FHLBs. An additional $.4 million are structured notes issued by government agencies including the FNMA and FHLMC. The fair value of these investments was approximately $2.7 million at December 31, 1996. These structured notes, which are not obligations of, or guaranteed by, the United States, represent obligations to repay principal with interest that is either fixed or fluctuates in accordance with an interest formula tied to various indices. The interest on the Company's structured notes generally adjusts quarterly or semi-annually based on certain indices such as the LIBOR and the CMT.

         Approximately $2.8 million (amortized cost) of these structured notes with approximate fair value of $2.4 million had fluctuating interest rates that adjust in the opposite direction of changes in the index to which it is tied or that adjust on the basis of a formula tied to two different indices, such as the CMT and an inverse LIBOR rate. All of these inversely or dually indexed securities were classified as available for sale at December 31, 1996.

         The average yield at December 31, 1996, of these derivative securities, was 3.77%. In a rising interest rate environment, it is anticipated that the yield on and market value of these securities will decline, and may decline substantially.

         The following table sets forth investment securities, mortgage- and other asset-backed securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1996.

                                                      Amount at December 31, 1996, which matures in
                                          One                 One to                Five to                  Over
                                     Year or Less           Five Years             Ten Years              Ten Years
                                  -------------------  ------------------     ------------------    -------------------
                                             Weighted            Weighted               Weighted               Weighted
                                  Carrying    Average  Carrying   Average     Carrying   Average    Carrying    Average
                                    Value      Yield     Value     Yield        Value     Yield       Value      Yield
                                    -----      -----     -----     -----        -----     -----       -----      -----
                                                                 (Dollars in thousands)
Securities available for sale (1)(3) :
   Federal agencies.............. $   950     5.12%     $1,748    3.82%        $2,347    5.97%     $   200     7.29%
   State and municipal (2).......     513     9.02         353    8.28            964    7.46          364     8.86
   Mortgage- and other
      asset-backed securities....   1,556     5.40       2,299    6.48          1,331    7.29        1,582     7.66
   Corporate obligations.........     ---       ---        250    6.03            100    7.25          ---       ---
   Marketable equity securities..     ---       ---        ---      ---           ---      ---           6    34.47
                                   ------     ----      ------    ----         ------    ----       ------     ----
     Total securities
        available for sale.......   3,019     5.93       4,650    5.59          4,742    6.67        2,152     7.90
                                   ------     ----      ------    ----         ------    ----       ------     ----
Securities held to maturity (3):
   Certificate of deposit........                                                                      100     7.05
FHLB stock.......................                                                                      387     7.71
                                   ------     ----      ------    ----         ------    ----       ------     ----
     Total securities
       held to maturity..........                                                                      487     7.57
                                   ------     ----      ------    ----         ------    ----       ------     ----
     Total investments...........  $3,019     5.93%     $4,650    5.59%        $4,742    6.67%      $2,639     7.84%
                                   ======     ====      ======    ====         ======    ====       ======     ====

--------------
(1) Securities available for sale are set forth at amortized cost for purposes of this table.

(2)      Fully taxable equivalent basis

(3)      No effect is given for possible prepayments.

         In 1988 and 1989, the Bank purchased three investments in revenue bonds with an aggregate par value of $370,000 for an approximate purchase price of $359,000. The proceeds of the bonds were to be invested in low income housing projects. Pending investment in the housing projects, the proceeds were invested in municipal guaranteed investment contracts backed by the former Executive Life Insurance Company ("ELIC"). ELIC was placed into conservatorship by the California Commissioner of Insurance on April 11, 1991. Liquidation and rehabilitation of ELIC has proceeded in an orderly manner which has resulted in substantial payment of these bonds to date. As of December 31, 1996, the Company had received principal and interest payments of $342,000 on these bonds, had recognized losses to date of $78,000 and had ceased carrying the bonds on its books. The Company anticipates receiving further payments on these bonds, although the timing of such payments is not known.

Sources of Funds

         General. Deposits have traditionally been the Bank's primary source of funds for use in lending and investment activities. In addition to deposits, the Company derives funds from scheduled loan payments, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis may be used in the short-term to compensate for reductions in deposits or deposit inflows at less than projected levels. The Bank rarely borrows on a longer-term basis, for example, to support expanded activities or to assist in its asset/liability management.

         Deposits. Deposits are attracted, principally from within Cass County, through the offering of a broad selection of deposit instruments including NOW and other transaction accounts, fixed-rate certificates of deposit, individual retirement accounts, and savings accounts. The Bank does not actively solicit or advertise for deposits outside of Cass County. Substantially all of the Bank's depositors are residents of that county. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. The Bank does not pay a fee for any deposits it receives.

         At December 31, 1992, the Bank's deposits totaled $43.3 million. Deposits totaled $57.4 million at December 31, 1996.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, and federal regulations. The Bank relies, in part, on customer service and long-standing relationships with customers to attract and retain its deposits, but also closely prices its deposits in relation to rates offered by its competitors.

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         An analysis of the Bank's deposit accounts by type, maturity, and rate at December 31, 1996, is as follows:

                                                           Minimum         Balance at                          Weighted
                                                           Opening        December 31,         % of             Average
Type of Account                                            Balance            1996           Deposits            Rate
---------------                                            ----------------------------------------------------------
                                                                              (Dollars in thousands)
Withdrawable:
   Passbook savings accounts.........................   $       10         $  3,119            5.43%             3.00%
   Regular money market accounts.....................        2,500            1,158            2.02              3.24
   Hi yield money market accounts....................       10,000           14,488           25.24              4.70
   Super NOW accounts................................        2,500              686            1.20              2.47
   NOW and
other transaction accounts...........................          200            3,331            5.80              2.07
   Other transaction accounts........................          100              631            1.10              0
                                                                             ------           -----
Total withdrawable...................................                        23,413           40.79              3.83
                                                                             ------           -----
Certificates (original terms):
   91 days...........................................        1,000              319             .56              4.41
   6 months..........................................        1,000            4,564            7.95              5.11
   12 months.........................................        1,000            4,962            8.65              5.27
   18 months.........................................          500              944            1.64              5.53
   24 months.........................................          500           11,460           19.97              5.55
   30 months.........................................          500            3,330            5.80              5.48
   60 months.........................................        1,000            3,757            6.54              5.55
IRA's
   18 months.........................................          100            4,647            8.10              5.61
                                                                             ------           -----
Total certificates...................................                        33,983           59.21              5.44
                                                                             ------           -----
Total deposits ......................................                       $57,396          100.00%             4.78%
                                                                            =======          ======              ====

         The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:


                                            At December 31,
                            ---------------------------------------------
                               1996              1995              1994
                              -------           -------           -------
                                            (In thousands)

4.00% and under..........   $     199         $     125          $  7,228
4.01 - 6.00 %............      32,499            27,648            21,301
6.01 - 8.00%.............       1,285             3,202             2,773
8.01 - 10.00%............         ---               ---               ---
                              -------           -------           -------
Total  ..................     $33,983           $30,975           $31,302
                              =======           =======           =======

         The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1996, and the total amount maturing thereafter. Matured certificates which have not been renewed as of December 31, 1996, have been allocated based upon certain rollover assumptions:

                                              Amounts At
                                    December 31, 1996, Maturing in
                      ---------------------------------------------------------
                       One Year        Two            Three        Greater Than
                        or Less       Years           Years         Three Years
                      ---------------------------------------------------------
                                            (In thousands)
4.00% and under...... $     199     $     ---      $     ---      $     ---
4.01 - 6.00 %........    18,664        11,606          1,083          1,146
6.01-8.00%...........     1,076           100            ---            109
                        -------       -------         ------         ------
Total  ..............   $19,939       $11,706         $1,083         $1,255
                        =======       =======         ======         ======


         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1996.

          Maturity                                               (In thousands)
   Three months or less.......................................      $   209
   Greater than three months
        through six months....................................        1,751
   Greater than six months
        through twelve months.................................        1,344
   Over twelve months.........................................        1,054
                                                                      -----
        Total.................................................       $4,358
                                                                     ======

         The following table sets forth the dollar amount of savings in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                        Deposit Activity
                                        -----------------------------------------------------------------------------
                                                                     Increase                               Increase
                                                                    (Decrease)                             (Decrease)
                                         Balance at                    from      Balance at                   from
                                        December 31,       % of    December 31, December 31,     % of     December 31,
                                            1996         Deposits      1995         1995       Deposits       1994
                                        ------------     --------- ------------ -------------  ---------  ------------
                                                                     (Dollars in thousands)
Withdrawable:
   Passbook savings accounts............$   3,119          5.43%        (77)    $  3,196          6.09%    $    (50)
   Regular money market accounts........    1,158          2.02        (179)       1,337          2.55           13
   Hi yield money market accounts.......   14,488         25.24       1,796       12,692         24.19        1,101
   Super NOW accounts...................      686          1.20         124          562          1.07         (213)
   NOW accounts.........................    3,331          5.80         101        3,230          6.16          732
   Other transaction accounts...........      631          1.10         162          469           .90            3
                                          -------        ------       -----      -------        ------       ------
Total withdrawable......................   23,413         40.79       1,927       21,486         40.96        1,586
                                          -------        ------       -----      -------        ------       ------
Certificates (original terms):
   91 days..............................      319           .56        (621)         940          1.79         (126)
   6 months.............................    4,564          7.95       1,056        3,508          6.69         (312)
   12 months............................    4,962          8.65        (310)       5,272         10.05        2,657
   18 months............................      944          1.64        (149)       1,093          2.08          461
   24 months............................   11,460         19.97       4,236        7,224         13.77       (1,131)
   30 months............................    3,330          5.80      (1,231)       4,561          8.69       (1,807)
   60 months............................    3,757          6.54        (401)       4,158          7.93          (19)
IRA's
   18 months............................    4,647          8.10         428        4,219          8.04          (50)
                                          -------        ------       -----      -------        ------       ------
Total certificates......................   33,983         59.21       3,008       30,975         59.04         (327)
                                          -------        ------       -----      -------        ------       ------
Total deposits..........................  $57,396        100.00%      4,935      $52,461        100.00%      $1,259
                                          =======        ======       =====      =======        ======       ======


                                                    Deposit Activity
                                           Balance at
                                          December 31,                 % of
                                              1994                   Deposits
                                                 (Dollars in thousands)

Withdrawable:
   Passbook savings accounts..........    $  3,246                      6.34%
   Regular money market accounts......       1,324                      2.59
   Hi yield money market accounts.....      11,591                     22.64
   Super NOW accounts.................         775                      1.51
   NOW accounts.......................       2,498                      4.88
   Other transaction..................         466                       .91
                                            ------                     -----
Total withdrawable....................      19,900                     38.87
                                            ------                     -----
Certificates (original terms):
   91 days............................       1,066                      2.08
   6 months...........................       3,820                      7.46
   12 months..........................       2,615                      5.11
   18 months..........................         632                      1.23
   24 months..........................       8,355                     16.32
   30 months..........................       6,368                     12.44
   60 months..........................       4,177                      8.16
IRA's
   18 months..........................       4,269                      8.33
                                            ------                     -----
Total certificates....................      31,302                     61.13
                                            ------                     -----
Total deposits .......................     $51,202                    100.00%
                                           =======                    ======

         Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. There are regulatory restrictions on advances from the FHLBs. See "Regulation -- Federal Home Loan Bank System" and "-- Qualified Thrift Lender." At December 31, 1996, the Company had $2.0 million in borrowings from the FHLB of Indianapolis which mature within one year and had a weighted average interest rate of 5.38%. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. The Company also had a $1.4 million note payable to another bank due on March 5, 1997. It was secured by 100% of the Bank's common stock, and the interest was at the prime rate. This note was repaid on January 16, 1997.

Employees

         As of December 31, 1996, the Bank employed 10 persons on a full-time basis and 3 persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

         The Bank's employee benefits for full-time employees include, among other things, a Financial Institutions Retirement Fund ("FIRF" or the "Pension Plan") defined benefit pension plan and major medical and long-term disability insurance.

         Employee benefits are considered by management to be competitive with those offered by other financial institutions and major employers in the Bank's market area. See "Executive Compensation and Related Transactions."

Competition

         The Bank operates in North Central Indiana and makes almost all of its loans to and accepts most of its deposits from residents of Cass County in Indiana.

         The Bank is subject to competition from various financial institutions, including state and national banks, state and federal savings institutions, credit unions, certain non-banking consumer lenders, and other companies or firms, including brokerage houses and mortgage brokers, that provide similar services in Cass County. The Bank must also compete with money market funds and with insurance companies with respect to its individual retirement accounts.

         Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. To date, several bank holding company acquisitions of savings associations in Indiana have been completed. Affiliations between banks and healthy savings associations based in Indiana may also increase the competition faced by the Company.

         In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that interstate mergers and de novo branches are not permitted to out of state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis. This new legislation may also result in increased competition for the Company.

         Because of recent changes in federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisition of Indiana savings associations. In addition, Federal savings associations are permitted to branch on an interstate basis. See "Regulation--Acquisitions or Dispositions and Branching."

         The primary factors in competing for deposits are interest rates and convenience of office locations. The Bank competes for loan originations primarily through the efficiency and quality of services it provides borrowers and through interest rates and loan fees it charges. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors which are not readily predictable.

                                   REGULATION

General

         The Bank, as a federally chartered savings bank, is a member of the Federal Home Loan Bank System ("FHLB System") and its deposits are insured by the FDIC and it is a member of the Savings Association Insurance Fund (the "SAIF") which is administered by the FDIC. The Bank is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval and the associations must file reports with the OTS about their activities and their financial condition. Periodic examinations of the bank are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the assessment rates range from .0172761% of assets for associations with assets of $67 million or less to .0045864% for associations with assets in excess of $35 billion. The Bank's semiannual assessment for the first six months of 1997 under this assessment scheme, based upon consolidated assets at December 31, 1996, is approximately $13,000.

         The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of its own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

         The United States Congress is considering legislation that would require all federal savings associations, such as the Bank, to either convert to a national bank or a state-chartered financial institution by a specified date to be determined. In addition, under the legislation, the Holding Company likely would not be regulated as a savings and loan holding company, but rather as a bank holding company. The OTS would also be abolished and its functions transferred among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and therefore no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Holding Company and the Bank.

Federal Home Loan Bank System

         The Bank is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings and loan associations and savings banks and other member financial institutions. The Bank is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. The Bank is currently in compliance with this requirement. At December 31, 1996, the Company's investment in stock of the FHLB of Indianapolis was $386,500.

         In past years, the Bank received substantial dividends on its FHLB stock. All 12 FHLBs are required to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLBs' ability to pay dividends and the value of FHLB stock in the future. For the year ending December 31, 1996, dividends paid to the Company by the FHLB of Indianapolis totaled $29,000, for an annual rate of 7.71%.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Current law prescribes eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew advances outstanding. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

         Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
Under current law, savings associations which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

Liquidity

         For each calendar month, the Bank is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity requirements. The daily average liquidity of the Bank for December, 1996, was 14.2% which exceeded the then applicable 5% liquidity requirement. Its average short-term liquidity ratio for December, 1996, was 8.02%. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Insurance of Deposits

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. Currently, thrifts may convert from one insurance fund to the other upon payment of certain exit and entrance fees. Such fees need not be paid if a SAIF member converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during such period and as long as certain other conditions are met.

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF-insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC in 1995 revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. At that time, healthy BIF-insured banks paid premiums of approximately $.04 per $100 in deposits compared to $.23 per $100 in deposits paid by healthy SAIF-insured institutions. The BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%, eliminating insurance premiums for healthy BIF-insured banks. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF-insured members would continue to be generally subject to higher deposit insurance premiums than BIF-insured institutions until, all things being equal, the SAIF attained its required reserve ratio of 1.25% of BIF-insured deposits.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provided for a one time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provided for the merger of the BIF and the SAIF on January 1, 1999, if no savings associations then exist. The special assessment rate was established by the FDIC at .657% of deposits, and the resulting assessment of $335,000 on the Bank was paid in November, 1996. This special assessment significantly increased noninterest expense and adversely affected the Holding Company's results of operations for the three months ended September 30, 1996. As a result of the special assessment, the Bank's deposit insurance premiums were reduced to .065 basis points based upon its current risk classification and the new assessment schedule for SAIF-insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980's. Although the FDIC has equalized the SAIF assessment schedule with the BIF assessment schedule, SAIF-insured institutions remain subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of September 30, 1999, or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions are expected to be made on the same basis as SAIF-member institutions.

Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill (on a declining basis until 1995), purchased mortgage servicing rights (which may be included in an amount up to 50% of core capital, but which are to be reported on an association's balance sheet at the lesser of 90% of their fair market value, 90% of their original purchase price, or 100% of their unamortized book value), and purchased credit card relationships (which may be included in an amount up to 25% of core capital) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At December 31, 1996, the Bank was in compliance with all capital requirements.

         The OTS has delayed implementation of a rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. An institution with an "above normal" level of exposure will have to maintain additional capital equal to one-half the difference between its measured interest rate risk (the most adverse change in the market value of its portfolio resulting from a 200-basis point move in interest rates divided by the estimated market value of its assets) and 2%, multiplied by the market value of its assets. That dollar amount of capital is in addition to an institution's existing risk-based capital requirement. Although the OTS has decided to delay implementation of this rule, it will continue to closely monitor the level of interest rate risk at individual institutions and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual institutions with significant interest rate risk.

         The following is a summary of the Bank's regulatory capital and capital requirements at December 31, 1996:

                                   Tangible          Core          Risk-based
                                   capital          capital         capital
                                   ---------       ----------      ----------
                                              (Dollars in thousands)
  Regulatory capital                $17,018        $17,018           $17,254
  Minimum capital requirement         1,166          2,332             3,356
                                    -------        -------           -------
  Excess capital                    $15,852        $14,686           $13,898
                                    =======        =======           =======
  Regulatory capital ratio             21.9%          21.9%             41.1%

  Fully phased-in requirement           1.5%           3.0%              8.0%
                                    =======        =======           =======

         If an association is not in compliance with its capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition to the specific sanctions provided in FIRREA for failing to meet captial requirements, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements, which actions may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1996, the Bank was categorized as "well capitalized."

         An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital of 4% or greater, and generally a leverage ratio of 4% greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%; and (d) "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. If an "undercapitalized" institution fails to submit, or fails to implement in a material respect, an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming
"critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

Capital Distributions Regulation

         An OTS regulation imposes restrictions upon all "capital distributions" by savings associations, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1
Institution"). An institution that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 or Tier 3 institution if the OTS determines that the institution is "in need of more than normal supervision." The Bank is currently a Tier 1 Institution.

         A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (a) 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year, or (b) 75% of its net income for the most recent four quarter period. Any additional amount of capital distributions would require prior regulatory approval.

         The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would simply file a prior notice with the OTS concerning such dividend declaration.

Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

Real Estate Lending Standards

         OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies.

         The association's written real estate lending policies must be reviewed and approved by the association's Board of Directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

Federal Reserve System

         Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase the Bank's cost of funds. The Bank is in compliance with its reserve requirements. A federal savings association, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank "discount window," but the FRB's regulations require the savings association to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the Federal Reserve Bank. Current law imposes certain limitations on the ability of undercapitalized depository institutions to borrow from Federal Reserve Banks.

Transactions with Affiliates

         The Bank and the Holding Company are subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Holding Company Regulation

         The Holding Company is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA") and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

         HOLA generally prohibits a savings and loan company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5 percent of the voting shares of a savings association or holding company thereof which is not a subsidiary. Additionally, under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of previously unissued voting shares of an under-capitalized savings association for cash without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Holding Company's Board of Directors presently intends to operate the Holding Company as a unitary savings and loan holding company. There are generally no restrictions on the permissible business activities of a unitary savings and loan holding company. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "-- Qualified Thrift Lender." At December 31, 1996, the Bank's asset composition was in excess of that required to qualify the Bank as a Qualified Thrift Lender.

         If the Holding Company were to acquire control of another savings institution other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution,
(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

         The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings associations holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

         No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period, or without the giving of such notice, shall be invalid.

Federal Securities Law

         The shares of Common Stock of the Holding Company are registered with the SEC under the Securities Exchange Act of 1934 (the "1934 Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC under the 1934 Act and the rules of the SEC thereunder.

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the 1933 Act. If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including conditions that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Qualified Thrift Lender

         Under current OTS regulations, the QTL test requires that a savings association have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test consist primarily of housing related loans and investments.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

         A savings association failing to meet the QTL test may requalify as a QTL if it thereafter meets the QTL test. In the event of such requalification it shall not be subject to the penalties described above. A savings association which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

         At December 31, 1996, 85.98% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. The Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

Acquisitions or Dispositions and Branching

         Bank holding companies, upon receipt of appropriate approvals from the FRB and the Director of the OTS, may acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may now acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Pursuant to rules promulgated by the FRB, a savings association acquired by a bank holding company (i) may, so long as the savings association continues to meet the QTL test, continue to branch to the same extent as permitted to other non-affiliated savings associations similarly chartered in the state, and (ii) cannot continue any non-banking activities not authorized for bank holding companies. Saving associations acquired by a bank holding company may, if located in a state where the bank holding company is legally authorized to acquire a bank, be converted to the status of a bank but deposit insurance assessments and payments continue to be paid by the association to the SAIF. A savings association so converted to a bank becomes subject to the branching restrictions applicable to banks. Also any insured depository institution may merge with, acquire the assets of, or assume the liabilities of any other insured depository institution with the appropriate regularity approvals if (i) continued payments of deposit insurance are made on the acquired depository institution's deposits (including an assumed rate of growth in such deposits) to SAIF (if the acquired institution was a SAIF member) or to BIF (if the acquired institution was a BIF member), and (ii) the acquiring institution and any holding company in control thereof meet all applicable capital requirements at the time of the transaction.

         Subject to certain exceptions, commonly controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

         The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state- chartered associations or their holding companies in the state where the acquiring association or holding company is located.

         Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

         In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis.

Limitations on Repurchase of Common Stock of Holding Company

         OTS regulations currently provide that the Holding Company is prohibited from repurchasing any of its shares within one year of the Conversion, which occured on June 13, 1995. So long as the Bank continues to meet certain capitalization requirements, the Holding Company may repurchase shares in an open-market repurchase program (which cannot exceed 5% of its outstanding shares in a twelve-month period) during the second and third years following its Conversion by giving appropriate prior notice to the OTS. The OTS has the authority to waive these restrictions under certain circumstances. Unless repurchases are permitted under the foregoing regulations, the Holding Company may not, for a period of three years from the date of the Conversion, repurchase any of its capital stock from any person, except in the event of an offer to purchase by the Holding Company on a pro rata basis from all of its shareholders which is approved in advance by the OTS or except in exceptional circumstances established to the satisfaction of the OTS.

         Under Indiana law, the Holding Company will be precluded from repurchasing its equity securities if, after giving effect to such repurchase, the Holding Company would be unable to pay its debts as they become due or the Holding Company's assets would be less than its liabilities and obligations to preferential shareholders.

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, unsatisfactory and needs improvement -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. The Bank is participating in this program. The examiners have determined that the Bank has a satisfactory record of meeting community credit needs.

                                    TAXATION
Federal Taxation

         Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank will no longer be able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank will be required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or
(ii) excess dividends are paid out by the Bank.

         Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. A savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid that is attributable to most preferences (although not to post-August 7, 1986 tax-exempt interest) can be credited against regular tax due in later years.

State Taxation

         The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications, the most notable of which is the required addback of interest that is tax-free for federal income tax purposes. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

Current Accounting Issues

         Mortgage Servicing Rights. During 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 122, Accounting for Mortgage Servicing Rights. SFAS No. 122 pertains to mortgage banking enterprises and financial institutions that conduct operations that are substantially similar to the primary operations of mortgage banking enterprises. SFAS No. 122 eliminates the accounting distinction between mortgage servicing rights that are acquired through loan origination activities and those acquired through purchase transactions. Under SFAS No. 122, if a mortgage banking enterprise sells or securitizes loans and retains the mortgage servicing rights, the enterprise must allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the rights) based on their relative fair values if it is practicable to estimate those fair values. If it is not practicable, the entire cost should be allocated to the mortgage loans and no cost should be allocated to the mortgage service rights. An entity would measure impairment of mortgage servicing rights and loans based on the excess of the carrying amount of the mortgage servicing rights portfolio over the fair value of that portfolio.

         SFAS No. 122 is to be applied prospectively in fiscal years beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights. The adoption of SFAS No. 122 had no impact in 1996 on the Company's financial condition and results of operations.

         Stock-Based Compensation. The FASB has issued No. SFAS 123, Accounting for Stock-based Compensation. SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. The FASB encourages all entities to adopt this method for accounting for all arrangements under which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of its stock.

         Due the extremely controversial nature of this project, SFAS No. 123 permits a company to continue the accounting for stock-based compensation prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. If a company elects that option, pro forma disclosures of net income (and EPS, if presented) are required in the notes to the financial statements as if the provisions of SFAS No. 123 had been used to measure stock-based compensation. The disclosure requirements of Opinion No. 25 have been superseded by the disclosure requirements of this Statement. Once an entity adopts the fair value based method for accounting for these transactions, that election cannot be reversed.

         Equity instruments granted or otherwise transferred directly to an employee by a principal stockholder are stock-based employee compensation to be accounted for in accordance with either Opinion 25 or SFAS No. 123 unless the transfer clearly is for a purpose other than compensation. The accounting requirements of SFAS No. 123 became effective for transactions entered into in fiscal years beginning after December 15, 1995, and the disclosure requirements became effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using Opinion 25 must include the effects of all awards granted in fiscal years beginning after December 15, 1994. During the initial phase-in period, the effects of applying this Statement are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

         The Company adopted SFAS No. 123 for 1996, and elected to report the pro forma disclosures of net income and earnings per share in the notes to financial statements.

         Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, breaks new ground in resolving long-standing questions about whether transactions should be accounted for as secured borrowings or as sales. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are considered secured borrowings.

         A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets only if all of the following conditions are met:

         o The transferred assets have been isolated from the transferor--put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

         o Each transferee obtains the right--free of conditions that constrain it from taking advantage of that right--to pledge or exchange the transferred assets, or the transferee is a qualifying special-purpose entity and the holders of beneficial interest in that entity have the right--free of conditions that constrain them from taking advantage of that right--to pledge or exchange those interests.

         o The transferor does not maintain effective control over the transferred assets through an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity, or an agreement that entitles the transferor to repurchase or redeem transferred assets are not readily obtainable.

         This Statement provides detailed measurement standards for assets and liabilities included in these transactions. It also includes implementation guidance for assessing isolation of transferred assets and for accounting for transfers of partial interest, servicing of financial assets, securitization, transfers or sales type and direct financing lease receivables, securities lending transactions, repurchase agreements, "wash sales," loan syndications and participation, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with recourse and extinguishment of liabilities.

         The Statement supersedes FASB Statements No. 76, Extinguishment of Debt, and No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, and No. 122, Accounting for Mortgage Servicing Rights, and amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, in addition to clarifying or amending a number of other statements and technical bulletins.

         Except as amended by Statement No. 127, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. Earlier or retroactive application is not permitted.

         The FASB was made aware that the volume of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirements of Statement No. 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of Statement No. 125 to those transactions as soon as January 1, 1997. As a result, Statement No. 127 defers for one year the effective date (a) of paragraph 15 of Statement No. 125 and (b) for repurchase agreement, dollar-roll, securities lending, and similar transactions, of paragraphs 9-12 and 237(b) of Statement No. 125.

         Statement No. 127 provides additional guidance on the types of transactions for which the effective date of Statement No. 125 has been deferred. It also requires that if it is not possible to determine whether a transfer occurring during calendar-year 1997 is part of a repurchase agreement, dollar-roll, securities lending, or similar transaction, then paragraphs 9-12 of Statement No. 125 should be applied to that transfer.

         All provisions of Statement No. 125 should continue to be applied prospectively, and earlier or retroactive application is not permitted.

Item 2.       Properties.

         At December 31, 1996, the Bank and the Holding Company conducted business from a single office at 723 East Broadway, Logansport, Indiana. The following table provides certain information with respect to the Company's office as of December 31, 1996:

                                                                         Total Deposits   Net Book Value
                                                                               at          of Property,
                                        Owned or            Year          December 31,      Furniture &       Approximate
     Description and Address             Leased            Opened             1996           Fixtures       Square Footage
     ---------------------------------------------------------------------------------------------------------------------
                                                                     (Dollars in thousands)
     723 East Broadway                    Owned             1962             $57,396           $476              4,200
     Logansport, Indiana  46947

The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $17,250 at December 31, 1996.

         The Bank also has contracted for the data processing and reporting services of the Intrieve Data Center in Cincinnati, Ohio. The cost of these data processing services is approximately $8,500 per month.

Item 3.       Legal Proceedings.

         Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to its business.

Item 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1996.

Item 4.5.     Executive Officers of the Registrant.

         Presented below is certain information regarding the executive officers of the Holding Company:

         Name                             Position

         Thomas G. Williams               President and Chief Executive Officer
         Charles J. Evans                 Vice President
         Dottye Robeson                   Secretary/Treasurer

         Thomas G. Williams (age 64) has served as President of the Bank since 1971 and as President and Chief Executive Officer of the Holding Company since its organization.

         Charles J. Evans (age 51) has served as Vice President and Senior Loan Officer of the Bank since 1980 and as Vice President of the Holding Company since its organization.

         Dottye Robeson (age 47) has served as Chief Financial Officer of the Bank since 1994 and as Secretary/Treasurer of the Holding Company since its organization. From 1990 to 1994, she served as Cashier, Vice President and Chief Financial Officer of Bright National Bank in Flora, Indiana. From 1984 to 1990 she was employed by Smith, Thompson & Wihebrink (Logansport). She has been a certified public accountant since 1987.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

         Logansport Savings Bank, FSB converted from a mutual savings bank to a stock form federal savings bank effective June 13, 1995 (the "Conversion") and simultaneously formed a savings and loan holding company, Logansport Financial Corp. The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), Small Cap Market, under the symbol "LOGN." The following table sets forth the high and low bid prices and dividends paid per share of Common Stock for the quarters indicated. Such over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

    Quarter Ended                High Bid       Low Bid      Dividends Declared
    ---------------------------------------------------------------------------
    September 30, 1995             12 1/2        11 1/4                $.10
    December 31,1995               13 1/4        12                     .10
    March 31, 1996                 13 1/4        12 3/8                 .10
    June 30, 1996                  13 3/4        12 3/8                 .10
    September 30, 1996             14 3/4        12 1/2                 .10
    December 31, 1996              14 3/4        11 1/4                3.10

         As of February 14, 1997, there were 893 recordholders of the Holding Company's Common Stock. The Holding Company has established a policy of paying regular periodic cash dividends, and the Board of Directors intends to continue this policy, subject to the Holding Company's operating results, financial condition, capital, income tax considerations, regulatory restrictions, and other relevant factors.

         Since the Holding Company has no independent operations other than investment-related activities or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders will be directly dependent upon the ability of the Bank to pay dividends to the Holding Company.

         Under OTS regulations, a converted savings institution may not declare or pay a cash dividend if the effect would be to reduce its net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings institution may make a "capital distribution," which includes, among other things, cash dividends, will depend upon in which one of three categories, based upon levels of capital, that savings institution is classified. The Bank is now and expects to continue to be a "tier one institution" and therefore would be able to pay cash dividends to the Holding Company during any calendar year up to 100% of its net income during that calendar year plus the amount that would reduce by one half its "surplus capital ratio" (the excess over its fully phased-in capital requirements) at the beginning of the calendar year. See "Regulation -- Capital Distributions Regulation." Prior notice of any dividend to be paid by the Bank to the Holding Company will have to be given to the OTS.

         Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Holding Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 1996, approximately $1.5 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made.
See "Taxation--Federal Taxation."

         Unlike the Bank, generally there is no regulatory restriction on the payment of dividends by the Holding Company. Indiana law, however, would prohibit the Holding Company from paying a dividend if, after giving effect to the payment of that dividend, the Holding Company would not be able to pay its debts as they become due in the usual course of business or the Holding Company's total assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

Item 6.       Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of Logansport Financial Corp. and Subsidiary" on page 3 of the Holding Company's 1996 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 4 through 14 of the Shareholder Annual Report.

Item 8.       Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 15 through 34 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 35 in the Shareholder Annual Report are incorporated herein by reference.

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.

         There were no such changes and disagreements during the applicable period.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 8 of the Holding Company's Proxy Statement for its 1997 Annual Shareholder Meeting (the "1997 Proxy Statement"). Information concerning the Holding Company's executive officers is included in
Item 4.5 in Part I of this report.

Item 11. Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 5 to 8 of the Holding Company's 1997 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to page 3 of the 1997 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 8 of the 1997 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  List the following documents filed as part of the report:

                                                                  Annual Report
              Financial Statements                                   Page No.
              Independent Auditor's Report                              15
              Consolidated Statement of
                  Financial Condition at
                  December 31, 1996, and 1995                           16
              Consolidated Statement of Income for
                  the Years Ended
                  December 31, 1996, 1995, and 1994                     17
              Consolidated Statement of Change
                  in Shareholders' Equity
                  for the Years Ended December 31, 1996,
                  1995 and 1994                                         18
              Consolidated Statement of
                  Cash Flows for the Years Ended
                  December 31, 1996, 1995, and 1994                     19
              Notes to Consolidated Financial Statements                20

         (b)      Reports on Form 8-K.

                  The Holding Company filed one report on Form 8-K on October 22, 1996, reporting the Holding Company's stock repurchase program.

         (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1. Included in those exhibits are Executive Compensation Plans and Arrangements which are identified as Exhibits 10(1) through 10(12).

         (d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES



     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.



                                         LOGANSPORT FINANCIAL CORP.



Date: March 15, 1997                     By:  /s/ Thomas G. Williams
                                              ----------------------------------
                                              Thomas G. Williams, President and
                                                  Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of March, 1997.



/s/ Thomas G. Williams
----------------------------------
Thomas G. Williams
President, Chief Executive Officer and Director
(Principal Executive Officer)


/s/ Dottye Robeson
----------------------------------
Dottye Robeson,
Secretary/Treasurer (Principal Financial and
Accounting Officer)


/s/ Norbert E. Adrian
----------------------------------
Norbert E. Adrian, Director


/s/ Charles J. Evans
----------------------------------
Charles J. Evans, Vice President and Director


/s/ Donald G. Pollitt
----------------------------------
Donald G. Pollitt, Director


/s/ Susanne S. Ridlen
----------------------------------
Susanne S. Ridlen, Director


/s/ William Tincher, Jr.
----------------------------------
William Tincher, Jr., Director


/s/ David Wihebrink
----------------------------------
David Wihebrink, Director

                             EXHIBIT INDEX



Exhibit                                                                   Page

         3(1) The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         3(2) The Code of By-Laws of the Registrant are incorporated by reference to Exhibit 3(2) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(1) The Registrant's Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's Proxy Statement for its Annual Shareholder Meeting held on April 9, 1996.

         10(2) Logansport Savings Bank, FSB Recognition and Retention Plan and Trust is incorporated by reference to Exhibit B to the Registrant's Proxy Statement for its Annual Shareholder Meeting held on April 9, 1996.

         10(3) Logansport Savings Bank, FSB Employee Stock Ownership Plan and Trust Agreement is incorporated by reference to Exhibit 10(4) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(4) Employment Agreement between Logansport Savings Bank, FSB and Thomas G. Williams is incorporated by reference to Exhibit 10(5) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(5) Employment Agreement between Logansport Savings Bank, FSB and Charles J. Evans is incorporated by reference to Exhibit 10(6) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(6) Director Deferred Compensation Agreement between Logansport Savings Bank, FSB and Thomas G. Williams, effective 4/1/92 is incorporated by reference to
                  Exhibit 10(7) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(7) Director Deferred Compensation Agreement between Logansport Savings Bank, FSB and Don Pollitt, effective 4/1/92 is incorporated by reference to
                  Exhibit 10(8) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(8) Director Deferred Compensation Agreement between Logansport Savings Bank, FSB and Norbert Adrian, effective 4/1/92 is incorporated by reference to
                  Exhibit 10(9) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(9) Director Deferred Compensation Agreement between Logansport Savings Bank, FSB and Susanne Ridlen, effective 4/1/92 is incorporated by reference to
                  Exhibit 10(10) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(10) Director Deferred Compensation Agreement between Logansport Savings Bank, FSB and David Wihebrink, effective 4/1/92 is incorporated by reference to
                  Exhibit 10(11) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(11) Executive Supplemental Retirement Income Agreement between Logansport Savings Bank, FSB and Thomas G. Williams, executed May 7, 1992 is incorporated by reference to Exhibit 10(12) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(12) Executive Supplemental Retirement Income Agreement between Logansport Savings Bank, FSB and Charles J. Evans, executed May 7, 1992 is incorporated by reference to Exhibit 10(13) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         11       Statement of Computation of Per Share Earnings          ______

         13       1996 Shareholder Annual Report                          ______

         21       Subsidiaries  of the Registrant are  incorporated by
                  reference   to  Exhibit   21  to  the   Registration
                  Statement on Form S-1 (Registration No. 33-89788).

         23       Independent Auditor's Consent                           ______

         27       Financial Data Schedule
                                                                          ______