Form 10-Q
period 1997-03-31
LOGANSPORT FINANCIAL CORP
filed 1997-05-12
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

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

The number of shares of the Registrant's common stock, without par value, as of May 1, 1997 was 1,258,328.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index


                                                                   Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                      3

           Consolidated Condensed Statement of
           Financial Condition as of March 31,
           1997(Unaudited) and December 31, 1996

           Consolidated Condensed Statement of Income for the three months ended
           March 31, 1997 and 1996 (Unaudited)

           Consolidated  Condensed Statement of
           Changes in Shareholders'  Equity
           for the three months ended March 31,
           1997 and 1996 (Unaudited)

           Consolidated  Condensed  Statement of
           Cash Flows for the three months
           ended March 31, 1997 and 1996 (Unaudited)

           Notes to Consolidated Financial Statements                8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations         10

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                        13

Item 6.    Exhibits and Reports of Form 8-K                         13

SIGNATURES

                           LOGANSPORT FINANCIAL CORP.
             Consolidated Condensed Statement of Financial Condition
                                   (Unaudited)

                                                                         March 31,                 December 31,
                                                                           1997                        1996
                                                                         -----------                ----------
Assets
       Cash                                                              $ 1,359,472                 $ 997,552
       Short-term interest bearing deposits                                3,695,056                 2,761,126
                                                                         -----------                ----------
              Total cash and cash equivalents                              5,054,528                 3,758,678
       Interest bearing deposits                                             100,000                   100,000
       Securities available for sale                                      14,604,198                14,303,105
       Loans                                                              57,132,454                57,038,066
       Allowance for loan losses                                           (238,970)                 (235,970)
                                                                         -----------               -----------
              Net loans                                                   56,893,484                56,802,096
       Premises and equipment                                                469,494                   476,325
       Federal Home Loan Bank stock, at cost                                 386,500                   386,500
       Cash value of life insurance                                        1,049,242                 1,040,242
       Other assets                                                          741,030                   801,547
                                                                         -----------                  --------

              Total assets                                              $ 79,298,476              $ 77,668,493
                                                                         ===========               ===========


Liabilities
       Deposits                                                         $ 59,388,836              $ 57,396,200
       Borrowings                                                          3,500,000                 3,400,000
       Dividends payable                                                     125,638                   125,638
       Other liabilities                                                     698,605                 1,319,767
                                                                         -----------             -------------

              Total liabilities                                           63,713,079                62,241,605
                                                                         -----------               -----------
Shareholders' Equity
       Common stock                                                        7,518,062                 7,518,062
       Retained earnings-substantially restricted                          8,734,313                 8,587,979
       Unearned compensation                                               (491,654)                 (522,382)
       Net unrealized gain (loss) on securities
              available for sale, net of tax                               (175,324)                 (156,771)
                                                                         -----------           ---------------
       Total shareholders' equity                                         15,585,397                15,426,888
                                                                         -----------               -----------
       Total liabilities and shareholders' equity                       $ 79,298,476              $ 77,668,493
                                                                         ===========               ===========

                           LOGANSPORT FINANCIAL CORP.
                   Consolidated Condensed Statement of Income
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                            1997                 1996
                                                                         -----------           -----------
 Interest Income
       Loans                                                              $1,197,418           $ 1,031,545
       Investment securities
              Taxable                                                        193,407               235,747
              Tax-exempt                                                      30,706                30,854
       Other interest and dividend income                                     53,316                40,557
                                                                         -----------           -----------
              Total interest income                                        1,474,847             1,338,703
                                                                         -----------           -----------
Interest Expense
       Deposits                                                              684,347               626,932
       Borrowings                                                             44,194                13,814
                                                                         -----------           -----------
              Total interest expense                                         728,541               640,746
                                                                         -----------           -----------

Net Interest Income                                                          746,306               697,957
       Provision for losses on loans                                           3,000                 3,000
                                                                         -----------           -----------
Net Interest Income After Provision for
       Losses on Loans                                                       743,306               694,957
                                                                         -----------           -----------

Other Income
       Service charges on deposit accounts                                    18,481                13,338
       Net realized gains(losses) on sales of securities                    (31,527)                11,240
       Recoveries on previously written-
              off securities                                                   3,374
       Other income                                                           12,916                11,247
                                                                         -----------           -----------
              Total other income                                               3,244                35,825
                                                                         -----------           -----------
Other Expenses
       Salaries and employee benefits                                        171,692               140,744
       Net occupancy expenses                                                 11,330                11,348
       Equipment expenses                                                     10,332                11,074
       Deposit insurance expense                                               8,965                29,721
       Computer processing fees                                               22,885                23,575
       Other expenses                                                         90,910                80,774
                                                                         -----------           -----------
              Total other expenses                                           316,114               297,236
                                                                         -----------           -----------
Income Before Income Tax                                                     430,436               433,546
       Income tax expense                                                    158,464               159,657
                                                                         -----------           -----------
Net Income                                                                 $ 271,972             $ 273,889
                                                                           =========           ===========
Earnings per share                                                        $     0.22           $      0.21
                                                                           =========           ===========
Weighted average shares outstanding                                        1,256,375             1,322,500

                           LOGANSPORT FINANCIAL CORP.
            Consolidated Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                    1997             1996
                                                 -----------       -----------
Beginning balance                               $ 15,426,888      $ 20,454,270

Amortization of unearned compensation                 30,728

Dividends                                          (125,638)         (132,250)

Net change in unrealized gain (loss)
       on securities available for sale             (18,553)         (123,156)

Net income                                           271,972           273,889
                                                 -----------       -----------

Ending balance                                  $ 15,585,397      $ 20,472,753
                                                 ===========       ===========

                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)


                                                              Three Months Ended
                                                                  March 31,
                                                               1997           1996
                                                          -----------    -----------
Operating Activities
       Net income                                         $   271,972    $   273,889
       Adjustments to reconcile net income to
         net cash provided by operating activities
            Provision for loan losses                           3,000          3,000
            Security (gains) losses                            31,527        (11,240)
            Gain on sale of foreclosed real estate             (1,136)
            Securities (accretion) amortization, net           15,119         (1,926)
            Depreciation                                       10,530          9,060
            Amortization of unearned compensation              30,728
            Change in
              Other assets                                     63,686        436,089
              Other liabilities                                81,135         15,733
                                                          -----------    -----------

              Net cash provided by operating activities       506,561        724,605
                                                          -----------    -----------

Investing Activities
       Purchase of securities available for sale           (2,536,498)    (4,001,005)
       Proceeds from available for sale maturities            150,000        650,000
       Proceeds from sales of securities                    1,067,562      2,091,259
       Payments on mortgage and asset-backed
          securities                                          238,178      1,387,017
       Net change in loans                                    (93,086)    (1,494,358)
       Investment in real estate owned                           (166)
       Purchase of premises and equipment                      (3,699)       (42,678)
                                                          -----------    -----------

              Net cash used by investing activities        (1,177,709)    (1,409,765)
                                                          -----------    -----------

                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Condensed Statement of Cash Flows
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                        -----------------------------
                                                                            1997              1996
                                                                        -----------        ----------
Financing Activities

       Net change in
              Noninterest-bearing, interest-bearing
                 demand and savings deposits                                561,381           969,013
              Certificates of deposit                                     1,431,255           842,357
              Short-term borrowings                                     (1,400,000)
       Proceeds from Federal Home Loan Bank advances                      3,500,000
       Payment of Federal Home Loan Bank advances                       (2,000,000)
       Dividends                                                          (125,638)         (132,250)
                                                                        -----------        ----------

              Net cash provided by financing
                activities                                                1,966,998         1,679,120
                                                                        -----------        ----------

Net Change in Cash and Cash Equivalents                                   1,295,850           993,960

Cash and Cash Equivalents, Beginning of Period                            3,758,678         3,242,579
                                                                        -----------        ----------

Cash and Cash Equivalents, End of Period                                $ 5,054,528       $ 4,236,539
                                                                         ==========       ===========


Additional Cash Flow and Supplementary
       Information
              Interest paid                                                $712,371          $630,508
              Income tax paid                                                31,000            90,800
              Dividends payable                                             125,638           132,250

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of March 31, 1997, results of operations for the three month periods ending March 31, 1997 and 1996 and cash flows for the three month periods ending March 31, 1997 and 1996.


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


At a meeting of the Company's shareholders on April 9, 1996, the Board of Directors submitted for shareholder approval a stock option plan (the "Stock Option Plan"), and at that time made certain awards pursuant to the Stock Option Plan. The plan was approved by the Company's shareholders. Common Stock in an aggregate amount of 10.0% of the shares issued in the Conversion (132,250 shares) were reserved for issuance upon the exercise of options granted under the Stock Option Plan. Options were granted under the Stock Option Plan for 108,691 shares of common stock and had an exercise price per share equal to $12.50, the fair market value of the shares on the date of grant. Pursuant to the terms of the Option Plan and in order to ensure equivalent economic consequence to the option holders following the special cash distribution paid by the Company on December 10, 1996, the number of options granted was adjusted to 129,340 at a per share option price of $10.53. The Company accounts for stock-based compensation as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with appropriate proforma disclosures made in the notes to its annual audited financial statements.

Additionally, at a meeting of the Company's shareholders held on April 9, 1996, the Board of Directors submitted for shareholder approval a Management Recognition and Retention Plan and Trust (the "RRP"). The RRP was approved by the shareholders. The Bank contributed funds to the RRP to enable it to acquire an aggregate amount of Common Stock equal to up to 4.0% of the shares issued in the Conversion, (52,900 shares) either directly from the Company or in the open market. Shares awarded under the RRP will vest at a rate of 20% at the end of each full twelve months of service with the Bank after the date of grant. As of April 9, 1996, the number of shares awarded under the RRP was 46,675. All of these shares were acquired in the open market for an average price per share of $13.17


NOTE C: Cash Dividends

A cash dividend of $.10 per common share was declared on March 11, 1997, payable on April 10, 1997, to stockholders of record as of March 20, 1997. Earnings per share was computed based upon the weighted average common shares outstanding during the period subsequent to the Bank's conversion to a stock savings bank on June 13, 1995.


NOTE D: Repurchase Program

In October, 1996, the Company announced its intention to repurchase, from time to time, on the open market up to 5% of the Company's common stock, or 66,125 shares. During the remainder of 1996, the Company purchased the 66,125 shares pursuant to this program for $798,744 or an average price per share of $12.08.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


Financial Condition

Total assets were $79.3 million at March 31, 1997 compared to $77.7 million at December 31, 1996, an increase of $1.6 million or 2.1%. This increase was funded primarily from a growth in deposits. Cash and cash equivalents increased approximately $1.3 million, or 34.5%, from $3.8 million at December 31, 1996 to $5.1 million at March 31, 1997. Efforts to reinvest the growth of deposits in new loans and investments are on-going; however, the interest rate environment contributed to the time required to obtain quality investments and resulted in the increase in cash equivalents. Securities increased slightly from $14.3 million at December 31, 1996 to $14.6 million at March 31, 1997. During the quarter $1.2 million of structured notes were sold and reinvested in higher yielding mortgage-backed securities.

Loans increased $.1 million, or .17%, from $57.0 million at December 31, 1996 to $57.1 million at March 31, 1997. Mortgage loan origination exceeded $2.3 million for the quarter; however, a large number of payoffs and a weak demand for consumer loans combined to result in very minimal growth to the total loan portfolio.

Deposits were $59.4 million at March 31, 1997 compared to $57.4 million at December 31, 1996, or an increase of $2.0 million in the first quarter of 1997. During the three months ended March 31, 1997, the Company's note to another bank was repaid with the proceeds of a Bank dividend to the Company. During the quarter the Bank obtained a $1.5 million putable advance due in two years from the Federal Home Loan Bank. The rate is guaranteed for one year at which time the Federal Home Loan Bank may convert the advance to a periodic adjustable advance. If this is done the Bank has the option to prepay the advance without a fee. The Bank also has $2.0 million in short-term adjustable rate advances.

Shareholders'  equity was $15.6  million at March 31, 1997 and $15.4  million at
December  31,  1996.  The payment of  dividends,  an increase in the  unrealized
(loss) on securities available for sale, the amortization of unearned compensation and quarterly net income combined to result in an increase of $158,509 for the quarter.

Results of Operations

Comparison of the Three Months Ended March 31, 1997  and March 31, 1996
-----------------------------------------------------------------------

Net income for the Company for the three months ended March 31, 1997 was $271,972 compared with $273,889 for three months ended March 31, 1996. This was a decrease of $1,917 or .70%. Net interest income increased $48,349 while other expenses increased $18,878 and taxes decreased $1,193. The major contributor to the increase in interest income was the growth in the loan portfolio the past calendar year. Loans were $51.4 million at March 31, 1996 compared to $57.1 million at March 31, 1997.

The provision for loan losses was $3,000 for the three months ended March 31, 1997 and 1996. One property was taken into real estate owned in the period ended March 31, 1997 and was sold at a gain before quarter-end. Non-performing loans decreased to $356,000, or 0.62% of loans at March 31, 1997 from $406,000, or 0.71% of loans at December 31, 1996. Loan loss reserves amounted to $238,970, or
 .42% of total loans at March 31, 1997 compared to $235,970, or 0.41% at December 31, 1996.

Other income decreased by $32,581, primarily because of $31,527 of losses on the sale of securities available for sale. During the quarter, $1.2 million of various structured notes were sold at a loss in order to reinvest the proceeds in higher yielding mortgage-backed securities. The increase in the yield of the new investments will off set the loss over the next year but resulted in a decline of first quarter net income. Service charges on deposit accounts increased by $5,143 or 38.6% from March 31, 1997 over March 31, 1996.

Total other expenses increased $18,878 or 6.4% in the period ending March 31, 1997 compared to March 31, 1996. Salaries and employee benefits increased $30,948 or 22.0%. This increase was a result of the amortization of unearned compensation related to the Bank's RRP Plan adopted April 9, 1996. There was no expense related to this plan during the quarter ended March 31, 1996. Expense related to this plan was $30,728 per quarter. Deposit insurance expense decreased $20,756 or 69.8% from $29,721 for the quarter ending March 31, 1996 to $8,965 for the quarter ending March 31, 1997. This was due to the recapitalization of the Savings Association Insurance Fund and the resulting decline in the assessment. The increase in other expenses of $10,136 relates to increases in legal expense, accounting fees, and printing expenses.

The Company's effective tax rate for the three months ended March 31, 1997 and March 31, 1996 was 36.8%.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 3% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 1997, the Bank's tangible capital ratio was 19.4%, its leverage ratio was 19.4%, and its risk-based capital to risk-weighted assets ratio was 37.1%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of March 31, 1997.

Capital Standard             Required          Bank's            Excess
----------------             --------        -----------       -----------
Tangible (1.5%)              $1,184,000      $15,337,000       $14,153,000
Core (3.0%)                   2,368,000       15,337,000        12,969,000
Risk-based (8.0%)             3,359,000       15,576,000        12,217,000

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings account and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 5%, of which 1% must be comprised of short-term investments. At March 31, 1997 the Company's ratio was 11.4%, of which 8.0% was comprised of short-term investments.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were during the three-month period ended March 31, 1997 or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.



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


               (27) Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the fiscal quarter ended March 31, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                               Logansport Financial Corp.



Date:    May 12, 1997                     By:  /s/ Thomas G. Williams
         ---------------------------           ----------------------
                                               Thomas G. Williams, President and
                                               Chief Executive Officer


Date:    May 12, 1997                     By:  /s/ Dottye Robeson
         ---------------------------           ------------------
                                               Dottye Robeson, Secretary and
                                               Treasurer