Form 10-Q
period 1997-06-30
LOGANSPORT FINANCIAL CORP
filed 1997-08-13
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

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

The number of shares of the Registrant's common stock, without par value, as of August 1, 1997 was 1,260,620

 .
                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index


           Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                                3

           Consolidated    Condensed   Statement   of   Financial
           Condition  as  of  June  30,  1997  and  December  31,
           1996 (Unaudited)

           Consolidated Condensed Statement of Income for the three and six months ended June 30, 1997 and 1996
           (Unaudited)

           Consolidated   Condensed   Statement   of  Changes  in
           Shareholders' Equity for the six months ended June 30, 1997 and 1996 (Unaudited)

           Consolidated Condensed Statement of Cash Flows for the six months ended June 30, 1997 and 1996 (Unaudited)

           Notes to Consolidated Financial Statements                          8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                      10

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  14

Item 4.    Submission of Matters to a Vote of Security Holders                14

Item 6.    Exhibits and Reports of Form 8-K                                   14

SIGNATURES

                    LOGANSPORT FINANCIAL CORP.
     Consolidated Condensed Statement of Financial Condition
                           (Unaudited)

                                                                 June 30,                December 31,
                                                                   1997                      1996
                                                              --------------            ---------------
Assets
       Cash                                                   $    1,450,283                 $ 997,552
       Short-term interest bearing deposits                        2,905,651                 2,761,126
                                                                  ----------                ----------
              Total cash and cash equivalents                      4,355,934                 3,758,678
       Interest bearing deposits                                     100,000                   100,000
       Securities available for sale                              14,920,694                14,303,105
       Loans                                                      59,717,570                57,038,066
       Allowance for loan losses                                   (227,628)                 (235,970)
                                                                 -----------               ----------
              Net loans                                           59,489,942                56,802,096
       Real estate owned                                               8,000
       Premises and equipment                                        462,441                   476,325
       Federal Home Loan Bank stock, at cost                         494,000                   386,500
       Cash value of life insurance                                1,058,242                 1,040,242
       Other assets                                                2,262,331                   801,547
                                                               -------------                  --------

              Total assets                                      $ 83,151,584              $ 77,668,493
                                                                 ===========               ===========

Liabilities
       Deposits                                                 $ 60,399,596              $ 57,396,200
       Borrowings                                                  4,500,000                 3,400,000
       Dividends payable                                             126,040                   125,638
       Other liabilities                                           2,166,286                 1,319,767
                                                               -------------             -------------

              Total liabilities                                   67,191,922                62,241,605
                                                                 -----------               -----------

Shareholders' Equity
       Common stock                                                7,560,456                 7,518,062
       Retained earnings-substantially restricted                  8,911,202                 8,587,979
       Unearned compensation                                       (460,925)                 (522,382)
       Net unrealized gain (loss) on securities
              available for sale, net of tax                        (51,071)                 (156,771)
                                                                  ----------           ---------------
              Total shareholders' equity                          15,959,662                15,426,888
                                                                 -----------               -----------
              Total liabilities and shareholders' equity        $ 83,151,584              $ 77,668,493
                                                                 ===========               ===========

                    LOGANSPORT FINANCIAL CORP.
            Consolidated Condensed Statement of Income
                           (Unaudited)


                                                        Three Months Ended                 Six Months Ended
                                                            June 30,                         June 30,
                                                     1997               1996           1997               1996
                                                     ----               ----           ----               ----
Interest Income
       Loans                                       $1,235,099         $1,076,749     $2,432,517         $2,108,294
       Investment securities
              Taxable                                 208,911            252,752        402,318            488,499
              Tax-exempt                               29,525             31,680         60,231             62,534
       Other interest and dividend income              53,370             42,130        106,686             82,687
                                                       ------             ------        -------             ------
              Total interest income                 1,526,905          1,403,311      3,001,752          2,742,014
                                                    ---------          ---------      ---------          ---------
Interest Expense
       Deposits                                       707,487            638,729      1,391,834          1,265,661
       Borrowings                                      53,757             14,985         97,951             28,799
                                                       ------             ------         ------             ------
              Total interest expense                  761,244            653,714      1,489,785          1,294,460
                                                      -------            -------      ---------          ---------

Net Interest Income                                   765,661            749,597      1,511,967          1,447,554
       Provision for losses on loans                    5,000              3,000          8,000              6,000
                                                        -----              -----          -----              -----
Net Interest Income After Provision for
       Losses on Loans                                760,661            746,597      1,503,967          1,441,554
                                                      -------            -------      ---------          ---------

Other Income
       Service charges on deposit accounts             19,046             15,748         37,527             29,086
       Net realized gains (losses) on
              sales of securities                                        (3,364)       (31,527)              7,876
       Recoveries on previously written-
              off securities                            9,709             17,291         13,083             17,291
       Other income                                    12,655             11,463         25,571             22,710
                                                       ------             ------         ------             ------
              Total other income                       41,410             41,138         44,654             76,963
                                                       ------             ------         ------             ------
Other Expenses
       Salaries and employee benefits                 180,937            164,813        352,629            305,557
       Net occupancy expenses                           8,968              8,722         20,298             20,070
       Equipment expenses                               7,656              9,311         17,988             20,385
       Deposit insurance expense                        9,230             29,877         18,195             59,598
       Computer processing fees                        22,457             20,439         45,342             44,014
       Other expenses                                  90,780            101,566        181,690            182,340
                                                       ------            -------        -------            -------
              Total other expenses                    320,028            334,728        636,142            631,964
                                                      -------            -------        -------            -------

Income Before Income Tax                              482,043            453,007        912,479            886,553
       Income tax expense                             179,114            170,314        337,578            329,971
                                                      -------            -------        -------            -------
 Net Income                                          $302,929           $282,693       $574,901           $556,582
                                                     ========           ========       ========           ========
 Earnings per share                                      $.24               $.21          $.46                $.42
                                                         ====               ====          ====                ====
 Weighted average shares outstanding                1,258,767          1,322,500     1,257,577            1,322,500

                    LOGANSPORT FINANCIAL CORP.
     Consolidated Condensed Statement of Shareholders' Equity
                           (Unaudited)


                                                       Six Months Ended
                                                          June  30,
                                                 -----------------------------
                                                    1997             1996
                                                 -----------       -----------
Beginning balance                               $ 15,426,888      $ 20,454,270

Net proceeds from exercise of stock options           42,394

Contribution for unearned compensation                                (614,567)

Amortization of unearned compensation                 61,457            30,728

Dividends                                           (251,678)         (264,500)

Net change in unrealized gain (loss)
       on securities available for sale              105,700          (341,446)

Net income                                           574,901           556,582
                                                 -----------       -----------
Ending balance                                  $ 15,959,662      $ 19,821,067
                                                 ===========       ===========

                    LOGANSPORT FINANCIAL CORP.
          Consolidated Condensed Statement of Cash Flows
                           (Unaudited)


                                                                      Six Months Ended
                                                                         June 30,
                                                                   1997            1996
                                                               -----------     -------------
Operating Activities
       Net income                                              $   574,901         $ 556,582
       Adjustments to reconcile net income to
         net cash provided by operating activities
            Provision for loan losses                                8,000             6,000
            Securities (gains) losses                               31,527            (7,876)
            Gain on sale of foreclosed real estate                  (1,136)
            Securities  amortization, net                           42,623            14,260
            Amortization of unearned compensation                   61,457            30,728
            Depreciation                                            19,463            18,417
            Change in
              Other assets                                         (23,113)          399,510
              Other liabilities                                     23,816          (129,684)
                                                               -----------     -------------
              Net cash provided by operating activities            737,538           887,937
                                                               -----------     -------------

Investing Activities
       Purchase of securities available for sale                (3,293,858)       (6,842,172)
       Proceeds from available for sale maturities                 400,000           750,000
       Proceeds from sales of securities                         1,067,562         3,964,115
       Payments on mortgage and asset-backed
        securities                                                 607,288         1,926,203
       Purchase of Federal Home Loan Bank Stock                   (107,500)          (38,300)
         Net changes in loans                                   (2,702,544)       (3,011,088)
       Investment in real estate owned                                (166)
       Purchase of premises and equipment                           (5,579)          (64,184)
                                                               -----------     -------------
              Net cash used by investing activities             (4,034,797)       (3,315,426)
                                                               -----------     -------------

                    LOGANSPORT FINANCIAL CORP.
          Consolidated Condensed Statement of Cash Flows
                           (Unaudited)

                                                                  Six Months Ended
                                                                      June 30,
                                                            -----------------------------
                                                               1997               1996
                                                            -----------        ----------
Financing Activities

       Net change in
              Noninterest-bearing, interest-bearing
                 demand and savings deposits                    643,853         1,309,278
              Certificates of deposit                         2,359,543         1,001,697
              Short-term borrowings                          (1,400,000)
       Payment of Federal Home Loan Bank advances            (6,000,000)
       Proceeds from Federal Home Loan Bank advances          8,500,000         1,000,000
       Contribution for unearned compensation                                    (614,567)
       Proceeds from exercise of stock options                   42,394
       Dividends                                               (251,275)         (264,500)
                                                            -----------        ----------
              Net cash provided by financing
                activities                                    3,894,515         2,431,908
                                                            -----------        ----------
Net Change in Cash and Cash Equivalents                         597,256             4,419

Cash and Cash Equivalents, Beginning of Period                3,758,678         3,242,579
                                                            -----------        ----------
Cash and Cash Equivalents, End of Period                    $ 4,355,934       $ 3,246,998
                                                             ==========        ==========

Additional Cash Flow and Supplementary
       Information
              Interest paid                                  $1,495,777        $1,306,248
              Income tax paid                                   355,105           393,000
              Dividends payable                                 126,040           132,250

       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of June 30, 1997, results of operations for the three and six month periods ended June 30, 1997 and 1996 and cash flows for the six month periods ended June 30, 1997 and 1996.


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

Additionally, at a meeting of the Company's shareholders held on April 9, 1996, the Board of Directors submitted for shareholder approval a Management Recognition and Retention Plan and Trust (the "RRP"). The RRP was approved by the shareholders. The Bank will contribute funds to the RRP to enable it to acquire an aggregate amount of Common Stock equal to up to 4.0% of the shares issued in the Conversion (52,900 shares), either directly from the Company or in the open market. Shares awarded under the RRP will vest at a rate of 20% at the end of each full twelve months of service with the Bank after the date of grant. As of April 9, 1996, the number of shares awarded under the RRP was 46,675. All of these shares were acquired in the open market for an average price of $13.17.

NOTE C: Cash Dividends and Earnings Per Share

A cash dividend of $.10 per common share was declared on June 10,1997, payable on July 10, 1997, to stockholders of record as of June 24, 1997. Earnings per share was computed based upon the weighted average common shares outstanding during the period subsequent to the Bank's conversion to a stock savings bank on June 13, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.


Financial Condition

Total assets were $83.2 million at June 30,1997 compared to $77.7 million at December 31, 1996, an increase of $5.5 million or 7.1%. Funds were obtained primarily from a growth in deposits of $3.0 million and an increase in Federal Home Loan Bank advances, and were invested in securities, loans and a $1.5 million equity investment in a limited partnership which will construct and manage residential real estate apartments for low and moderate income residents. The investment reflects a 49.5% participation in the partnership. This affordable housing project is expected to generate significant tax credits for the Bank in future years. The investment resulted in an increase to total assets of $1.5 million with a corresponding increase in other liabilities; however, no capital contributions were required at inception. Capital contributions are due over the course of the next twelve years and will be used to repay principal and interest of tax exempt bonds and equity bridge loans used to finance construction of the development. Securities increased slightly from $14.3 million at December 31, 1996 to $14.9 million at June 30,1997. Net loans increased $2.7 million, or 4.7%, from $56.8 million at December 31, 1996 to $59.5 million at June 30, 1997. Loan demand was stronger during the second quarter and pay-offs slowed resulting in the increase.

Deposits were $60.4 million at June 30,1997 compared to $57.4 million at December 31, 1996, or an increase of $3.0 million in the first two quarters of 1997. During the quarter ended March 31, 1997, the Company's note to another bank was repaid with the proceeds of a Bank dividend to the Company. The Bank currently has a $1.5 million putable advance due in two years from the Federal Home Loan Bank. The rate is guaranteed for one year at which time the Federal Home Loan Bank may convert the advance to a periodic adjustable advance. If this is done the Bank has the option to prepay the advance without a fee. The Bank also has $3.0 million in short-term adjustable rate advances.

Shareholders' equity was $16.0 million at June 30, 1997 and $15.4 million at December 31, 1996. The payment of dividends, a decrease in the unrealized loss on securities available for sale, the amortization of unearned compensation, the exercise of stock options, and net income combined to result in an increase of $532,774 for the six months ended June 30, 1997.

Results of Operations

Comparison of the Three Months Ended June 30, 1997 and June 30, 1996

Net income for the Company for the three months ended June 30,1997 was $302,929 compared with $282,693 for the three months ended June 30, 1996. This is an increase of $20,236 or 7.2%. Net interest income increased $16,064 while total other expenses decreased $14,700 and taxes increased $8,800. The major contributor to the increase in interest income was the growth in the loan portfolio during the past calendar year. Loans were $52.9 million at June 30, 1996 compared to $59.7 million at June 30, 1997. However, a corresponding increase in deposits from $54.8 million at June 30, 1996 to $60.4 million at June 30, 1997 resulted in little change in overall net interest income.

The provision for loan losses was $5,000 for the three months ended June 30, 1997 and $3,000 for the quarter ended June 30, 1996. Net loan chargeoffs were $16,300 for the three months ended June 30, 1997. No loan chargeoffs were recorded for the 1996 period. Non-performing loans increased to $500,000, or 0.84% of loans at June 30, 1997 from $406,000, or 0.71% of loans at December 31, 1996. Loan loss reserves amounted to $227,628, or 0.38% of total loans at June 30, 1997 compared to $235,970, or 0.41% at December 31, 1996.

Other income increased by $272. During the quarter, a recovery of $9,709 was recorded on a security that had been written-off previously compared to recoveries of $17,291 for the 1996 quarter. Service charges on deposit accounts increased by $3,298 or 20.9% from June 30, 1997 over June 30, 1996. Securities losses of $3,364 were recorded for the three months ended June 30, 1996.

Total other expenses decreased $14,700 or 4.4 % in the three months ending June 30, 1997 compared to June 30, 1996. Salaries and employee benefits increase $16,124 or 9.8 %. Approximately $5,000 is the result of the FICA expense related to the Bank's RRP plan adopted April 9, 1996. The balance is the result of additional accruals for the 1997 year-end bonus plan. Deposit insurance expense decreased $20,647 or 69.1% from $29,877 for the quarter ended June 30, 1996 to $9,230 for the quarter ending June 30, 1997. This reduction is due to the recapitalization of the Savings Association Insurance Fund and the resulting decline in the assessment. The decrease in other expenses of $10,786 is an offset to the increase reflected in the first quarter of 1997 and is the result of the timing of payments which were made for legal expenses, accounting fees and the printing of the annual report.

The Company's effective tax rate for the three months ended June 30, 1997 was 37.2% compared to 37.6% for the three months ended June 30,1996.

Comparison of the Six Months Ended June 30,1997 and June 30, 1996

Net income for the Company for the six months ended June 30, 1997 was $574,901 compared with $556,582 for the six months ended June 30, 1996. This is an increase of $18,319 or 3.3%. Interest income increased $259,738 as a result of the increase in the loan portfolio and a favorable interest rate environment. Interest expense increased only $195,325 resulting in an improvement in net interest income of $64,413 or 4.4% when comparing the six months ended June 30, 1997 to the six months ended June 30, 1996.

The provision for loan losses was $8,000 for the six months ended June 30, 1997 and $6,000 for the six months ended June 30, 1996. There were no properties taken into real estate owned in the period ended June 30, 1996 and no loans were written off. Two properties were taken into real estate owned for the six months ended June 30, 1997 and one was written down as discussed in the previous section.

Other income decreased by $32,309 or 42.0% primarily because of the $31,527 loss on the sale of available for sale securities. Service charges on deposit accounts increased $8,441 or 29.0%. This increase is a result of an increase in the volume of transaction accounts. There was a nonrecurring recovery on securities previously written off of $13,083 for the six months ended June 30, 1997 and $17,291 for the period ending June 30, 1996.

Total other expenses increased only $4,178 or .66% for the six months ending June 30, 1997 compared to the six months ended June 30, 1996. Salary and employee benefits increased $47,072 or 15.4%. This is primarily the result of the amortization of the expense associated with the RRP Plan. The plan was effective for three months of the six months period ending June 30, 1996 and resulted in amortization expense of $30,728 for the six months ended June 30, 1996. The plan, for the six months period ending June 30, 1997, resulted in amortization expense of $61,457. These increases were offset by the decrease in deposit insurance expense of $41,403. Deposit insurance expense was $59,598 for the six months ending June 30, 1996 and $18,195 for the six months ending June 30, 1997. All other expenses were generally consistent for the two periods.


The Company's effective tax rate for the six months ended June 30,1997 was 37.0% compared to 37.2% for the six months ended June 30, 1996.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 3% leverage ratio (or core capital) requirement, and total risk-based capital to risk- weighted assets ratio of 8%. At June 30, 1997, the Bank's tangible capital ratio was 18.9%, its leverage ratio was 18.9%, and its risk-based capital to risk-weighted assets ratio was 35.2%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of June 30, 1997.

Capital Standard         Required      Bank's          Excess
----------------         --------      ------          ------
Tangible (1.5%)        $1,242,000    $15,679,000     $14,437,000
Core (3.0%)             2,483,000     15,679,000      13,196,000
Risk-based (8.0%)       3,614,000     15,907,000      12,293,000

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings account and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 5%, of which 1% must be comprised of short-term investments. At June 30, 1997 the Company's ratio was 10.12%, of which 7.08% was comprised of short-term investments.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended June 30, 1997, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 4. Submission of Matters to a Vote of Security Holders

On April 8, 1997, the Company held its 1996 annual meeting of shareholders. A total of 948,828 shares, or 75.52% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

Two directors were nominated by the Company's Board of Directors to serve new three year terms or until their successors are duly chosen and qualified. This was the only item of business at the meeting. These nominees, and the voting results for each are listed below.


                                                                                   Broker
                                                For        Withheld    Abstain    Non-Votes
                                              -------      --------    -------    ---------
Norbert E. Adrian (three year term)           946,803        2,025        0           0
William Tincher, Jr. (three year term)        948,328          500        0           0


The continuing directors and the remaining amount of their terms are listed below.

Donald G. Pollitt (one year term)             David G. Wihebrink (two year term)
Susanne S. Ridlen (one year term)             Thomas G. Williams (two year term)
Charles J. Evans (two year term)

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  The  following  exhibits  are  attached to this report on Form
                  10-Q:

                  3(1) The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1(Registration No. 33-89788)

                  3(2)     The Code of By-Laws of the Registrant

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K.

                  The Registrant filed no reports on Form 8-K during the fiscal quarter ended June 30,1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                          Logansport Financial Corp.



Date: August 12, 1997              By:    /s/ Thomas G. Williams
                                          --------------------------------------
                                                   Thomas G. Williams, President
                                                   and Chief Executive Officer


Date: August 12, 1997              By:    /s/ Dottye Robeson
                                          --------------------------------------
                                                   Dottye Robeson, Secretary and
                                                   Treasurer