Form 10-Q
period 1997-09-30
LOGANSPORT FINANCIAL CORP
filed 1997-11-13
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]    No [ ]
The number of shares of the Registrant's common stock, without par value, as of November 3, 1997 was 1,260,920.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                      Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                             3

           Consolidated  Condensed  Statements  of
           Financial Condition as of September 30, 1997 and December 31, 1996 (Unaudited)

           Consolidated  Condensed  Statements  of
           Income for the three and nine months ended
           September 30, 1997 and 1996 (Unaudited )

           Consolidated Condensed Statements of Changes in Shareholders' Equity for the nine months ended September 30, 1997 and 1996 (Unaudited)

           Consolidated  Condensed  Statements of Cash
           Flows for the nine months ended September 30, 1997 and 1996 (Unaudited)

           Notes to Consolidated Financial Statements                        8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                    11

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                15

Item 6.    Exhibits and Reports of Form 8-K                                 15

SIGNATURES                                                                  16

                           LOGANSPORT FINANCIAL CORP.
            Consolidated Condensed Statements of Financial Condition
                                   (Unaudited)

                                                                       September 30,              December 31,
Assets                                                                          1997                      1996

  Cash                                                                 $     483,960             $     997,552
  Short-term interest bearing deposits                                     3,831,121                 2,761,126
                                                                         -----------               -----------
         Total cash and cash equivalents                                   4,315,081                 3,758,678

  Interest bearing deposits                                                  100,000                   100,000
  Securities available for sale                                           16,038,351                14,303,105
  Loans                                                                   61,229,636                57,038,066
  Allowance for loan losses                                                 (235,814)                 (235,970)
                                                                        -------------             ------------
         Net loans                                                        60,993,822                56,802,096

  Real estate owned                                                          105,686                        -
  Premises and equipment                                                     467,385                   476,325
  Federal Home Loan Bank stock, at cost                                      494,000                   386,500
  Cash value of life insurance                                             1,067,242                 1,040,242
  Other assets                                                             2,219,670                   801,547
                                                                         -----------             -------------

         Total assets                                                    $85,801,237               $77,668,493
                                                                          ==========                ==========


Liabilities
  Deposits                                                               $61,741,234               $57,396,200
  Borrowings                                                               5,500,000                 3,400,000
  Dividends payable                                                          126,062                   125,638
  Other liabilities                                                        2,223,072                 1,319,767
                                                                         -----------               -----------

         Total liabilities                                                69,590,368                62,241,605
                                                                          ----------                ----------

Shareholders' Equity
  Common stock, 5,000,000 shares authorized,
    no par value; 1,260,620 shares issued                                  7,562,762                 7,518,062
  Retained earnings-substantially restricted                               9,081,899                 8,587,979
  Shares acquired by stock benefit plans                                    (430,197)                 (522,382)
  Net unrealized losses on securities available
    for sale, net of related tax effects                                      (3,595)                 (156,771)
                                                                      --------------              ------------

         Total shareholders' equity                                       16,210,869                15,426,888
                                                                          ----------                ----------

         Total liabilities and shareholders' equity                      $85,801,237               $77,668,493
                                                                          ==========                ==========


                           LOGANSPORT FINANCIAL CORP.
                   Consolidated Condensed Statements of Income
                                   (Unaudited)

                                                                  Three Months Ended                  Nine Months Ended
                                                                      September 30,                      September 30,
                                                                   -----------------                  ----------------
                                                                 1997           1996                1997           1996
                                                                 ----           ----                ----           ----
Interest Income
  Loans                                                    $1,296,949     $1,142,036          $3,729,466     $3,250,330
  Investment securities
    Taxable                                                   206,852        243,004             609,170        731,503
    Tax-exempt                                                 29,223         31,573              89,454         94,107
  Other interest and dividends                                 59,806         36,511             166,492        119,198
                                                          -----------    -----------          ----------     ----------
    Total interest income                                   1,592,830      1,453,124           4,594,582      4,195,138
                                                            ---------      ---------           ---------      ---------
  Interest Expense
    Deposits  731,697                                         656,729      2,123,531           1,922,390
    Borrowings                                                 72,764         27,303             170,715         56,102
                                                          -----------    -----------          ----------    -----------
         Total interest expense                               804,461        684,032           2,294,246      1,978,492
                                                           ----------     ----------           ---------      ---------

Net Interest Income                                           788,369        769,092           2,300,336      2,216,646
         Provision for losses on loans                          9,000          3,000              17,000          9,000
                                                         ------------   ------------         -----------   ------------
Net Interest Income After Provision
  for Losses on Loans                                         779,369        766,092           2,283,336      2,207,646
                                                           ----------     ----------           ---------      ---------

Other Income
  Service charges on deposit accounts                          26,893         19,553              64,420         48,639
  Net realized losses on sales of securities                  (19,093)       (34,392)            (50,620)       (26,516)
  Recoveries on previously
    written-off securities                                         -              -               13,083         17,291
  Other income                                                 11,611         13,007              37,182         35,717
                                                          -----------    -----------         -----------    -----------
         Total other income                                    19,411         (1,832)             64,065         75,131
                                                          -----------   -------------        -----------    -----------

Other Expenses
  Salaries and employee benefits                              178,841        172,932             531,470        478,489
  Net occupancy expenses                                        9,138          9,435              29,436         29,505
  Equipment expenses                                            8,296          8,722              26,284         29,107
  Deposit insurance expense                                     9,256        368,955              27,451        428,553
  Computer processing fees                                     27,102         24,512              72,444         68,526
  Other expenses                                               92,766         72,924             274,456        255,264
                                                          -----------    -----------          ----------     ----------
         Total other expenses                                 325,399        657,480             961,541      1,289,444
                                                           ----------     ----------          ----------      ---------

Income Before Income Tax                                      473,381        106,780           1,385,860        993,333
         Income tax expense                                   176,622         25,457             514,200        355,428
                                                           ----------    -----------          ----------     ----------

Net Income                                                $   296,759   $     81,323         $   871,660    $   637,905
                                                           ==========    ===========          ==========     ==========

Earnings per share                                               $.23           $.06                $.69            $.48
                                                                  ===            ===                 ===             ===

Weighted average shares outstanding                         1,260,593      1,322,500           1,258,594       1,322,500


                           LOGANSPORT FINANCIAL CORP.
            Consolidated Condensed Statements of Shareholders' Equity
                                   (Unaudited)

                                                            Nine  Months Ended
                                                               September 30,

                                                           1997            1996
                                                           ----            ----

Beginning balance                                   $15,426,888     $20,454,270

Net proceeds from exercise of stock options              44,700              -

Contribution for unearned compensation                       -         (614,567)

Amortization of unearned compensation                    92,185          61,456

Dividends                                              (377,740)     (4,364,250)

Net change in unrealized gain (loss)
  on securities available for sale                      153,176        (248,321)

Net income                                              871,660         637,905
                                                   ------------      ----------

Ending balance                                      $16,210,869     $15,926,493
                                                     ==========      ==========

                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                       Nine  Months Ended
                                                                                          September  30,
                                                                                    1997                  1996
Operating Activities
  Net income                                                                 $   871,660           $   637,905
  Adjustments to reconcile net income to
  net cash provided by operating activities
    Provision for loan losses                                                     17,000                 9,000
    Securities (gains) losses                                                     50,620                26,516
    Gain on sale of foreclosed real estate                                        (1,136)                 (869)
    Securities amortization, net                                                  70,056                31,697
    Amortization of unearned compensation                                         92,185                61,457
    Depreciation                                                                  27,889                28,082
    Change in
      Other assets                                                               (20,592)              408,159
      Other liabilities                                                           80,602               166,764
                                                                             -----------            ----------

         Net cash provided by operating activities                             1,188,284             1,368,711
                                                                               ---------             ---------

Investing Activities
  Purchase of securities available for sale                                   (6,375,063)           (7,913,134)
  Proceeds from available for sale maturities                                    750,000             1,490,000
  Proceeds from sales of securities                                            2,216,645             5,750,174
  Payments on mortgage and asset-backed securities                             1,103,843             2,495,946
  Purchase of Federal Home Loan Bank Stock                                      (107,500)              (38,300)
  Net changes in loans                                                        (4,313,110)           (5,926,981)
  Investment in real estate owned                                                   (166)                 (242)
  Purchase of premises and equipment                                             (18,949)              (73,278)
                                                                             -----------           -----------

         Net cash used by investing activities                                (6,744,300)           (4,215,815)
                                                                               ---------             ---------


                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                       Nine  Months Ended
                                                                                           September  30,
                                                                                    1997                  1996

Financing Activities
  Net change in
    Noninterest-bearing, interest-bearing
      demand and savings deposits                                             $1,849,294            $1,085,549
    Certificates of deposit                                                    2,495,740             2,386,838
    Short-term borrowings                                                     (1,400,000)                   -
  Payment of Federal Home Loan Bank advances                                  (6,000,000)                   -
  Proceeds from Federal Home Loan Bank advances                                9,500,000             2,000,000
  Contribution for unearned compensation                                                              (614,567)
  Proceeds from exercise of stock options                                         44,700                    -
  Dividends                                                                     (377,315)             (396,750)
                                                                              ----------           -----------

         Net cash provided by financing activities                             6,112,419             4,461,070
                                                                               ---------             ---------

Net Change in Cash and Cash Equivalents                                          556,403             1,613,966

Cash and Cash Equivalents, Beginning of Period                                 3,758,678             3,242,579
                                                                               ---------             ---------

Cash and Cash Equivalents, End of Period                                      $4,315,081            $4,856,545
                                                                               =========             =========



Additional Cash Flow and Supplementary
  Information
    Interest paid                                                             $2,278,266            $1,967,831
                                                                               =========             =========

    Income tax paid                                                          $   556,105           $   552,329
                                                                              ==========            ==========

    Dividends payable                                                        $   126,062            $4,099,750
                                                                              ==========             =========


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1996. In the opinion of management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position as of September 30, 1997, results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine month periods ended September 30, 1997 and 1996.


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

At a meeting of the Company's shareholders on April 9, 1996, the Board of Directors submitted for shareholder approval a stock option plan (the "Stock Option Plan"), and at that time made certain awards pursuant to the Stock Option Plan. The plan was approved by the Company's shareholders. Common Stock in an aggregate amount of 10.0% of the shares issued in the Conversion (132,250 shares) were reserved for issuance upon the exercise of options granted under the Stock Option Plan. Options were granted under the Stock Option Plan for 108,691 shares of common stock and have an exercise price per share equal to $12.50, the fair market value of the shares on the date of grant. Pursuant to the terms of the Option Plan and in order to ensure equivalent economic consequence to the option holders following the special cash distribution paid by the Company on December 10, 1996, the number of options granted was adjusted to 129,340 at a per share option price of $10.53. The Company accounts for stock-based compensation as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, with appropriate proforma disclosures made in the notes to its annual financial statements.


Additionally, at a meeting of the Company's shareholders held on April 9, 1996, the Board of Directors submitted for shareholder approval a Management Recognition and Retention Plan and Trust (the "RRP"). The RRP was approved by the shareholders. The Bank contributed funds to the RRP to enable it to acquire an aggregate amount of Common Stock equal to up to 4.0% of the shares issued in the Conversion, (52,900 shares) either directly from the Company or in the open market. Shares awarded under the RRP vest at a rate of 20% at the end of each full twelve months of service with the Bank after the date of grant. As of April 9, 1996, the number of shares awarded under the RRP was 46,675. All of these shares were acquired in the open market for an average price of $13.17

NOTE C:  Cash Dividends and Earnings Per Share

A cash dividend of $.10 per common share was declared on September 9, 1997, payable on October 10, 1997, to shareholders of record as of September 22, 1997. Earnings per share was computed based upon the weighted average common shares outstanding during the period subsequent to the Bank's conversion to a stock savings bank on June 13,1995.

NOTE D:  Recent Accounting Pronouncements

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early adoption is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the three month period ended September 30, 1997 would have each been $.23. Basic and diluted earnings per share for the three month period ended September 30, 1996 would have each been $.06.

In February 1997, the FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Corporation's financial statements.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operation.

Forward-Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain accounting pronouncements.

Financial Condition

Total assets were $85.8 million at September 30, 1997 compared to $77.7 million at December 31, 1996, an increase of $8.1 million or 10.5%. Funds were obtained primarily from a growth in deposits of $4.3 million and an increase in Federal Home Loan Bank advances, and were invested in securities and loans. The Bank also recorded a $1.5 million equity investment in a limited partnership which will construct and manage residential real estate apartments for low and moderate income residents. This investment reflects a 49.5% participation in the partnership and is expected to generate significant tax credits for the Bank in future years. The investment resulted in an increase to total assets of $1.5 million with a corresponding increase in other liabilities: however, no capital contributions were required at inception. Capital contributions are due over the course of the next twelve years and will be used to repay principal and interest of tax exempt bonds and equity bridge loans used to finance construction of the development. Securities increased from $14.3 million at December 31, 1996 to $16.0 at September 30, 1997. Net loans increased $4.2 million, or 7.4%, from $56.8 million at December 31, 1996 to $61.0 million at September 30, 1997. Loan demand has been strong in the second and third quarters after a flat first quarter performance.

Deposits were $61.7 million at September 30, 1997 compared to $57.4 million at December 31, 1996, or an increase of $4.3 million in the first three quarters of 1997. Management continued its effort to achieve a moderate rate of growth in the deposit portfolio through marketing and pricing strategies. The Bank currently has a $1.5 million putable advance due in two years from the Federal Home Loan Bank. The rate is guaranteed for one year, until January of 1998, at which time the Federal Home Loan Bank may convert the advance to a periodic adjustable advance. If this is done the Bank has the option to prepay the advance without a fee. The Bank also has $3.0 million in short-term adjustable rate advances. During the quarter ended September 30, 1997, the Bank obtained a two year fixed rate advance which was used to purchase securities.

Shareholders' equity was $16.2 million at September 30, 1997 and $15.4 million at December 31, 1996. The payment of dividends, a decrease in the unrealized loss on securities available for sale, the amortization of unearned compensation, the exercise of stock options, and net income combined to result in an increase of $783,981 for the nine months ended September 30, 1997.

Results of Operations
Comparison of the Three Months Ended September 30, 1997 and September 30, 1996

Net income for the Company for the three months ended September 30, 1997 was $ 296,759 compared with $81,323 for the three months ended September 30, 1996, or an increase of $215,436. This increase is the result of the one-time assessment to recapitalize the Savings Association Insurance Fund which took place in the quarter ending September 30, 1996. The pretax charge was approximately $338,000 and the after tax effect was $204,000. Without the assessment in the quarter ending September 30, 1996, net income would have been $285,323. Interest income increased $139,706 for the three months ended September 30, 1997 compared to September 30, 1996. The major contributor to the increase in interest income was the growth in the loan portfolio and the slightly higher interest rates that have resulted as ARM loans repriced. Interest expense increased $120,429 or 17.6% for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The increase in the volume of deposits and advances have been the primary cause of this increase as the over-all cost of deposits has increased only 4 basis points from the quarter ended September 30, 1996. Net interest income for the three months ended September 30, 1997 was $788,369 compared to $769,092 at September 30, 1996, an increase of $19,277 or 2.5%.

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Company, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. As a result of such analysis, management recorded a $9,000 provision for losses on loans for the quarter ended September 30, 1997 and $3,000 for the quarter ended September 30, 1996. One property was taken into real estate owned for the quarter ended September 30, 1996 and was sold during the quarter for a gain of $869. One property was taken into real estate owned for the quarter ended September 30, 1997 and remained there at quarter end. Non-performing loans were $318,000, or 0.52% of loans, at September 30, 1997 and $406,000, or 0.71% of loans, at December 31, 1996. Loan loss reserves amounted to $235,814, or 0.39% of total loans, at September 30, 1997 compared to $235,970, or 0.41% at December 31, 1996. There can be no assurance that the loan loss allowance of the Association will be adequate to cover losses on nonperforming assets in the future.

Realized losses on the sale of available for sale securities amounted to $19,093 in the quarter ending September 30, 1997 and $34,392 in the quarter ending September 30, 1996. Service charges on deposit accounts increased by $7,340, or 37.5%, from September 30, 1997 over September 30, 1996.

Total other expenses increased $27,618 without considering the decrease of $359,699 in deposit insurance expense. Salaries and employee benefits increased $5,909, or 3.4% as a result of general and merit pay increases for the 1997 year. Other expenses experienced an increase of $19,842 or 27.2%. Other expenses were $92,766 for the three months ended September 30, 1997 compared to $72,924 for the three months ended September 30, 1996. Approximately $14,000 of the increase is related to advertising increases and costs associated with increased account volume. In the quarter ending September 30, 1997 the Bank also recorded a charitable donation of $8,000 as it donated a property held in real estate owned at June 30, 1997 to Habitat for Humanity of Cass County, Indiana, Inc.

The Company's effective tax rate for the three months ended September 30, 1997 was 37.3% compared to 23.8% for the three months ended September 30,1996.

Comparison of the Nine Months Ended September 30, 1997 and September 30, 1996

Net income for the Company for the nine months ended September 30, 1997 was $871,660 compared with $637,905 for the nine months ended September 30, 1996. This is an increase of $233,755 or 36.6%. Without the SAIF assessment, net income would have increased $29,755 or 3.5%. Interest income increased $399,444 for the nine months ended September 30, 1997 compared to September 30, 1996. Interest expense increased $315,754 resulting in an improvement in net interest income of $83,690 or 3.8%, when comparing the nine months ended September 30, 1997 to the nine months ended September 30, 1996.

The provision for loan losses was $17,000 for the nine months ended September 30, 1997 and $9,000 for the nine months ended September 30, 1996. The growth in loans outstanding resulted in a need for an additional loan loss provision but has not resulted in an increase in nonperforming loans as discussed in the previous section.

Realized losses on the sale of available for sale securities were $50,620 for the nine months ending September 30, 1997 and $26,516 for the nine months ending September 30, 1996. Service charges on deposit accounts increased $15,781, or 32.4%. This increase is a result of an increase in the volume of transaction accounts and new service charges imposed. There was a nonrecurring recovery on securities previously written off of $17,291 in the nine months ended September 30, 1996 and $13,083 in the nine months ended September 30, 1997.

Total other expenses increased $73,199 or 8.5%, for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996 after eliminating the $401,102 difference related to deposit insurance expense. The increases were concentrated in two areas, salaries and employee benefits and other expenses. Salary and employee benefits increased $52,981, or 11.1%. This is a result of general and merit pay increases and amortization of the expense associated with the RRP which was approved April 9, 1996 at the shareholder's meeting. The plan was effective for six months of the nine month period ending September 30, 1996 and resulted in amortization expense of $61,456. The plan was effective for nine months of the nine month period ending September 30, 1997 and resulted in amortization expense of $92,185.

Other expenses increased $19,192 for the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. Approximately $5,000 of the increase in cost is associated with an increase in the volume of checking accounts and the additional services connected with these accounts such as issuing ATM cards. Advertising expense also increased by $12,000 as new and additional means were used to promote the Bank's products.

The Company's effective tax rate for the nine months ended September 30,1997 was 37.1% compared to 35.8% for the nine months ended September 30, 1996.



Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 3% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 1997, the Bank's tangible capital ratio was 18.7%, its leverage ratio was 18.7%, and its risk-based capital to risk-weighted assets ratio was 35.2%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of September 30, 1997.

Capital Standard            Required           Bank's              Excess
----------------            --------           ------              ------
Tangible (1.5%)            1,283,000       16,009,000          14,726,000
Core (3.0%)                2,565,000       16,009,000          13,444,000
Risk-based (8.0%)          3,696,000       16,245,000          12,549,000

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings account and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 5%, of which 1% must be comprised of short-term investments. At September 30, 1997 the Company's ratio was 11.19%, of which 6.95% was comprised of short-term investments.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were during the three-month period ended September 30, 1997 or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.




Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following exhibits are attached to this report on Form 10-Q:

                  (27)     Financial Data Schedule

         (b)      Reports on Form 8-K.

         The Registrant filed one report on Form 8-K during the fiscal quarter ended September 30, 1997. The report was filed on August 19, 1997 and reported a change in Registrant's Certifying Accountant.

                                                     Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                                    Logansport Financial Corp.



Date:    November 11,1997                  By:    /s/ Thomas G. Williams
                                                   Thomas G. Williams, President
                                                    and Chief Executive Officer


Date:    November 11, 1997                 By:     /s/ Dottye Robeson
                                                    Dottye Robeson, Secretary
                                                      and Treasurer