Form 10-K
period 1997-12-31
LOGANSPORT FINANCIAL CORP
filed 1998-03-30
CIK 939928

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1997

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
        (State or other Jurisdiction            (I.R.S. Employer Identification
      of Incorporation or Organization)                     Number)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements  for the past 90 days.      YES  X       NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 25, 1998, was $20,678,436.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 25, 1998, was 1,261,100 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated into Part II. Portions of the Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                           Exhibit Index on Page 32
                              Page 1 of 31 Pages

                           LOGANSPORT FINANCIAL CORP.

                                   Form 10-K

                                     INDEX

                                                                           Page

Forward Looking Statements.................................................   1
PART I
Item  1.     Business......................................................   1
Item  2.     Properties....................................................  25
Item  3.     Legal Proceedings.............................................  25
Item  4.     Submission of Matters to a Vote of Security Holders...........  25
Item  4.5.   Executive Officers of Registrant..............................  25
PART II
Item  5.     Market for Registrant's Common Equity and Related
               Stockholder Matters.........................................  26
Item  6.     Selected Financial Data.......................................  27
Item  7.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................  27
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk....  27
Item  8.     Financial Statements and Supplementary Data...................  27
Item  9.     Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................  27
PART III
Item 10.     Directors and Executive Officers of Registrant................  28
Item 11.     Executive Compensation........................................  28
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management..............................................  28
Item 13.     Certain Relationships and Related Transactions................  28
PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K.................................................  29
             Signatures....................................................  30

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

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

         The Bank is the oldest financial institution headquartered in Logansport, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity loans; (iii) home improvement loans; (iv) construction loans; (v) share loans; (vi) commercial real estate loans; (vii) multi-family loans; (viii) consumer loans; (ix) NOW accounts; (x) passbook savings accounts; (xi) certificates of deposit; (xii) consumer and commercial demand deposit accounts; and (xiii) individual retirement accounts. The Holding Company and the Bank conduct business out of their main office located in Logansport, Indiana. The Bank is and historically has been a significant real estate mortgage lender in Cass County, Indiana, originating approximately 27.8% of the mortgage loan volume recorded in Cass County by Cass County institutions during the year ended December 31, 1997.

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 72.5% of the Company's total loan portfolio at December 31, 1997. The Bank also offers multi-family mortgage loans, commercial real estate loans, construction loans, and consumer loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 2.9% and 5.0%, respectively, of the Company's total loan portfolio at December 31, 1997. Residential, multi-family and commercial real estate construction loans constituted approximately 2.1% of the Company's total loan portfolio at December 31, 1997. Installment, share, home equity, and home improvement loans constituted approximately 8.4%, .5%, 1.1%, and 7.8%, respectively, of the Company's total loan portfolio at December 31, 1997.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                     At December 31,
                                       1997               1996             1995             1994             1993
                                  ---------------   ---------------  ----------------  ---------------- ----------------
                                          Percent           Percent           Percent           Percent          Percent
                                  Amount of Total   Amount of Total  Amount  of Total  Amount  of Total Amount  of Total
                                  ------ --------   ------ --------  ------  --------  ------  -------- ------  --------
                                                                 (Dollars in thousands)

TYPE OF LOAN
Mortgage loans:
   Residential.................   $46,419  72.48%  $41,109  72.05%   $36,608  73.15%  $33,402   74.92%  $28,942  74.39%
   Commercial real estate......     3,072   4.80     2,701   4.73      1,620   3.24     2,718    6.10     2,667   6.85
   Multi-family................     1,844   2.88     2,370   4.15      1,915   3.83       722    1.62       549   1.41
Construction:
   Residential ................     1,333   2.08       574   1.01        575   1.15       330     .74     1,170   3.00
   Commercial
     real estate...............       ---     ---      194    .34        198    .39       ---      ---      ---     ---
   Multi-family................       ---     ---      248    .43        250    .50       680    1.52       427   1.10
Commercial paper ..............       ---     ---      ---     ---       878   1.75       500    1.12       ---     ---
Consumer loans:
   Installment (2).............     5,409   8.44     4,615   8.09      3,729   7.45     2,778    6.23     2,072   5.33
   Share ......................       313    .49       286    .50        219    .44       244     .55       183    .47
   Home equity.................       685   1.07       595   1.04        398    .79       300     .67       393   1.01
   Home improvement............     4,972   7.76     4,368   7.66      3,656   7.31     2,911    6.53     2,505   6.44
                                  ------- ------   ------- ------    ------- ------   -------  ------   ------- ------
     Gross loans receivable....   $64,047 100.00%  $57,060 100.00%   $50,046 100.00%  $44,585  100.00%  $38,908 100.00%
                                  ======= ======   ======= ======    ======= ======   =======  ======   ======= ======

TYPE OF SECURITY
   Residential (1).............    53,409  83.39%  $46,689  81.83%   $41,407  82.74%  $36,943   82.86%  $33,010  84.84%
   Commercial real estate......     3,212   5.02     2,895   5.07      1,818   3.63     2,718    6.10     2,667   6.86
   Multi-family................     1,844   2.88     2,618   4.59      2,165   4.33     1,402    3.14       976   2.51
   Deposits....................       313    .49       286    .50        219    .44       244     .55       183    .47
   Auto........................     2,148   3.35     2,042   3.58      1,288   2.57     1,005    2.26       799   2.05
   Consumer residential (2)....     1,617   2.52     1,074   1.88      1,232   2.46       846    1.90       447   1.15
   Other security..............     1,504   2.35     1,456   2.55      1,039   2.08       917    2.05       683   1.75
   Unsecured (3)...............       ---     ---      ---     ---       878   1.75       510    1.14       143    .37
                                  ------- ------   ------- ------    ------- ------   -------  ------   ------- ------
     Gross loans receivable....    64,047 100.00%   57,060 100.00%    50,046 100.00    44,585  100.00    38,908 100.00
Deduct:
Allowance for loan losses......       245    .38       236    .41        223    .45       206     .46       201    .52
Loans in process...............       167    .26        22    .04        116    .23       359     .81       856   2.20
   Net loans receivable........   $63,635  99.36%  $56,802  99.55%   $49,707  99.32%  $44,020   98.73%  $37,851  97.28%
Mortgage Loans:
   Adjustable-rate.............    42,984  81.61    38,729  82.06    $34,715  84.33%  $31,057   82.05%  $27,760  82.24%
   Fixed-rate..................     9,684  18.39     8,467  17.94      6,451  15.67     6,795   17.95     5,995  17.76
                                  ------- ------   ------- ------    ------- ------   -------  ------   ------- ------
     Total.....................   $52,668 100.00%  $47,196 100.00%   $41,166 100.00%  $37,852  100.00%  $33,755 100.00%
                                  ======= ======   ======= ======    ======= ======   =======  ======   ======= ======

(1)  Includes home equity, residential construction and home improvement loans.

(2) Includes "one-pay" notes due in less than one year secured by residential real estate.

(3)  Includes commercial paper and bankers' acceptances.

         The following table sets forth certain information at December 31, 1997, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                     Balance                      Due during years ending December 31,
                                   Outstanding                                    2001      2003      2008       2013
                                  at December 31,                                  to        to        to         and
                                      1997        1998      1999      2000        2002      2007      2012     following
                                     -------     ------     -----    ------     ------    -------    -------   ---------
                                                                  (In thousands)
Mortgage loans:
   Residential ....................  $47,752     $1,395     $  29   $   137    $   857     $7,269    $13,084    $24,981
   Multi-family....................    1,844        ---       ---       ---        ---        854        990        ---
   Commercial real estate..........    3,072          1         4         1         76      1,028      1,421        541
Commercial paper...................      ---        ---       ---       ---        ---        ---        ---        ---
Consumer loans:
   Home improvement................    4,972         32       170       582        806      2,082      1,150        150
   Home equity.....................      685        ---       ---       ---        ---        ---        685        ---
   Installment.....................    5,409      2,633       495       720      1,174        134        253        ---
   Share...........................      313        313       ---       ---        ---        ---        ---        ---
                                     -------     ------      ----    ------     ------    -------    -------    -------
Total  ............................  $64,047     $4,374      $698    $1,440     $2,913    $11,367    $17,583    $25,672
                                     =======     ======      ====    ======     ======    =======    =======    =======

         The following table sets forth, as of December 31, 1997, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                             Due After December 31, 1998
                                    ----------------------------------------
                                    Fixed Rates     Variable Rates     Total
                                    -----------     --------------     -----
                                                    (In thousands)

Mortgage loans:
   Residential ...................   $ 8,387           $37,970        $46,357
   Multi-family...................       ---             1,844          1,844
   Commercial real estate.........     1,274             1,797          3,071
Consumer loans:
   Home improvement...............     4,940               ---          4,940
   Home equity....................       ---               685            685
   Installment....................     2,776               ---          2,776
                                     -------           -------        -------
     Total........................   $17,377           $42,296        $59,673
                                     =======           =======        =======

         Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $46.4 million, or 72.5% of the Company's portfolio of loans at December 31, 1997, consisted of one- to four-family residential mortgage loans, of which approximately 81.6% had adjustable rates.

         The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. These ARMs have a current margin above such index of 2.75%, or 3.00% if interest is amortized and payments are due bi-weekly, and interest rate minimums equal to the rate at the time of origination. Many of the residential ARMs in the Company's portfolio at December 31, 1997 provided for a maximum rate adjustment per year of 1%, although the Bank began originating residential ARMs which provide for a maximum rate adjustment of 2% per year in 1995. The Bank's residential ARMs provide for a maximum rate adjustment of 5% over the life of the loan. These ARMs generally bear terms of between 15 and 25 years.

         The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period not to exceed 15 years. At December 31, 1997, 18.4% of the Company's residential mortgage loans had fixed rates of interest.

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

         At December 31, 1997, residential loans amounting to $350,000, or .55% of total loans, were included in non-performing assets. See "-- Non-Performing and Problem Assets."

         Commercial Real Estate Loans. At December 31, 1997, $3.1 million, or 4.8% of the Company's total loan portfolio, consisted of commercial real estate loans. Of these loans, $439,000 constituted participations in loans secured by commercial real estate which were purchased from other financial institutions. The commercial real estate loans included in the Company's portfolio are primarily secured by non-residential real estate such as small office buildings, nursing homes and churches. The Bank currently originates commercial real estate loans as adjustable-rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity with a margin of 4.75% above such index or as fixed rate loans. Many of the commercial real estate loans in the Company's portfolio at December 31, 1997 provided for a maximum rate adjustment per year of 1%, although the Bank began originating commercial real estate ARMs which provide for a maximum rate adjustment of 2% per year in 1995. In addition, the maximum rate adjustment over the life of the loan is 5%, and these loans have a maximum loan-to-value ratio of 80%. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. No single commercial real estate loan at December 31, 1997 exceeded $307,000. No commercial real estate loans were included in non-performing assets at that date.

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

         Multi-Family Loans. Approximately $1.8 million, or 2.9% of the Company's portfolio of loans at December 31, 1997, consisted of multi-family loans. These loans are generally purchased participations and secured by apartment complexes and other multi-family residential properties. At December 31, 1997, none of the multi-family loans included in the Company's portfolio was included in non-performing assets.

         Construction Loans. The Bank offers construction loans with respect to owner-occupied residential real estate and, in limited cases, to builders or developers constructing such properties on a speculative investment basis (i.e., before the builder/developer obtains a commitment from a buyer). The Bank may also purchase participations.

         At December 31, 1997, $1.3 million, or 2.1%, of the Company's total loan portfolio consisted of construction loans. All construction loans at December 31, 1997 were residential loans. The largest construction loan at December 31, 1997, was approximately $273,000 which included the construction of residential home and the purchase of land acreage. No construction loans were included in non-performing assets on that date.

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

         The Company's consumer loans, consisting primarily of installment, share, home improvement, and home equity loans, aggregated $11.4 million as of December 31, 1997, or 17.8% of the Company's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans originated by the Bank, except home equity loans, are fixed-rate loans, and substantially all are secured loans.

         Installment loans, totaling $5.4 million, or 8.4% of total loans at December 31, 1997, are fixed-rate loans generally secured by collateral, including automobiles, and are made for maximum terms of up to 10 years (depending on the collateral). The Bank's installment loans also include "one-pay" notes, some of which are secured by residential real estate and all of which amortize at rates similar to those for home improvement loans and have maximum terms of 6 months to one year.

         Share loans, totaling $313,000, or .5% of total loans at December 31, 1997, are made up to 80% of the original account balance and accrue at a rate of 2-3% over the underlying certificate of deposit rate. Interest on share loans is paid quarterly. Home improvement loans totaled $5.0 million, or 7.8% of the Company's total loan portfolio at December 31, 1997, and are close-ended fixed-rate loans made for maximum terms up to 15 years. The Bank's home improvement loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any.

         The Bank also offers open-ended lines of credit secured by a lien on the equity in the borrower's home in amounts up to 90% of the appraised value of the real estate (taking into account any other mortgages on the property). The Bank's home equity loans are adjustable-rate loans with interest rates equal to the national prime rate plus 2%, and payments equal to the greater of 2% of the outstanding loan balance or $50. The Bank's home equity loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any, and generally have a maximum term of 15 years. At December 31, 1997, the Bank had approved $1,245,000 of home equity loans, of which $685,000 were outstanding.

         The Bank also offers credit cards to its customers, but does not underwrite the credit cards or have any other credit risk with respect to the cards. The Company earns a fee upon the origination of the credit card accounts. To date, the income earned by the Company from offering these credit cards has not been significant.

         As a general rule, consumer loans involve a higher level of risk than one- to four-family residential mortgage loans because consumer loans are generally made based upon the borrower's ability to repay the loan, which is subject to change, rather than the value of the underlying collateral, if any. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate risk. The Bank has thus far been successful in managing consumer loan risk. As of December 31, 1997, consumer loans totaling $81,000 were included in non-performing assets.

         Letters of Credit Securing Tax-Exempt Bonds. The Bank currently maintains three letters of credit, each in the amount of $253,000, to secure payments required under tax-exempt bonds issued to raise funds for low-income housing projects in Franklin, Kokomo and Michigan City, Indiana. The issuer of the tax-exempt bonds is permitted to draw against these letters of credit only in the event it defaults in making payments required under the bonds, and any such draws made against the letters of credit would be secured by a mortgage on the subject housing project. No draws against any letters of credit had been made as of December 31, 1997.

         Origination, Purchase and Sale of Loans. In an effort to control costs incurred by its mortgage customers, the Bank currently originates its mortgage loans pursuant to its own underwriting standards which are not in conformity with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). If it desired to sell its mortgage loans, the Bank might therefore experience some difficulty selling such loans quickly in the secondary market. The Bank has no intention, however, of attempting to sell such loans. The Bank's ARMs vary from secondary market criteria because, among other things, the Bank does not require current property surveys in most cases and does not require escrow accounts for taxes and insurance.

         The Bank confines its loan origination activities primarily to Cass County, Indiana. At December 31, 1997, no loans were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $2.5 million at December 31, 1997. The Company's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

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

         The Bank generally requires appraisals on all property securing its loans and requires title insurance or an abstract and a valid lien on its mortgaged real estate. Appraisals for residential real property are generally performed by an in-house appraiser who is a state-licensed residential appraiser. From time to time, the Bank also uses the services of certified residential appraisers who are not in-house, including for loans in excess of $250,000. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It also requires flood insurance to protect the property securing its interest if the property is in a flood plain.

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

         The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                          Year Ended December 31,
                                                  1997           1996            1995
                                                -------        ---------       ---------
                                                             (In thousands)
Gross loans receivable
   at beginning of period.....................  $57,060         $50,046         $44,585
Originations:
   Mortgage loans:
     Residential..............................   13,102          11,277           8,323
     Commercial real estate and
       multi-family...........................      417           1,885             318
                                                -------         -------         -------
     Total mortgage loans.....................   13,519          13,162           8,641
   Consumer loans:
     Installment..............................    3,476           3,757           3,129
     Share....................................      101             259              88
     Home improvement.........................    2,510           1,774           1,435
     Home equity..............................      163             319             104
                                                -------         -------         -------
       Total consumer loans...................    6,250           6,109           4,756
                                                -------         -------         -------
            Total originations................   19,769          19,271          13,397
   Purchases:
     Commercial real estate and multi-family..      ---           1,046           1,010
     Commercial paper.........................      ---             ---           3,842
                                                -------         -------         -------
       Total originations and purchases.......   19,769          20,317          18,249
   Repayments:
     Commercial paper.........................      ---             878           3,464
     Other loans and deductions...............   12,782          12,425           9,324
                                                -------         -------         -------
   Gross loans receivable at end of period....  $64,047         $57,060         $50,046
                                                =======         =======         =======


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

         Non-Performing Assets. At December 31, 1997, $537,000, or .62% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans, real estate owned ("REO"), troubled debt restructurings and non-accruing investments), compared to $406,000, or .52%, of the Company's total assets at December 31, 1996. At December 31, 1997, residential loans, multi-family loans, commercial real estate loans, consumer loans and REO accounted for 65.2%, 0%, 0%, 15.1% and 19.7%, respectively, of non-performing assets. There were no non-accruing investments at December 31, 1997.

         The table below sets forth the amounts and categories of the Company's non-performing assets (non-accruing investments, non-accruing loans, and real estate owned). It is the policy of the Company that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                        At December 31,
                                                   1997         1996         1995         1994         1993
                                                   ----         ----         ----         -----        -----
                                                                      (Dollars in thousands)
Non-accruing investments (1)..................   $  ---       $  ---       $  ---         $ 150        $ 181
Non-accruing loans (2)........................      431          406          311           337          597
Real estate owned, net........................      106          ---          ---           ---          ---
                                                   ----         ----         ----         -----        -----
   Total non-performing assets................     $537         $406         $311         $ 487        $ 778
                                                   ====         ====         ====         =====        =====

Non-performing loans to total loans, net (3)..      .67%          .71%         .63%         .76%        1.57%
Non-performing assets to total assets.........      .62           .52          .42          .82         1.38

---------------

(1) Non-accruing investments consist of certain corporate obligations at market value for 1994 since included in securities available for sale and at book value prior to 1994 since included in securities held to maturity. The book value at December 31, 1994 of corporate obligations was $90,000. Income collected and recorded on these securities during 1996 was $4,700.

(2) The Company generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At December 31, 1997, $350,000 of non-accruing loans were residential loans and $81,000 were consumer loans. For the year ended December 31, 1997, the income that would have been recorded had the non-accruing loans not been in a non-performing status totaled $36,000 compared to actual income recorded of $12,000.

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

         At December 31, 1997, the aggregate amount of the Company's classified assets, and of the Company's general and specific loss allowances were as follows:

                                                            At December 31, 1997
                                                            --------------------
                                                               (In thousands)
Substandard loans.........................................          $431
Doubtful loans............................................           ---
Loss loans................................................           ---
                                                                    ----
   Total classified loans.................................          $431
General loss allowances...................................          $245
                                                                    ====
Specific loss allowances..................................           ---
                                                                    ----
   Total allowances.......................................          $245
                                                                    ====

         The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Company's allowance for loan losses is adequate to absorb anticipated future losses from loans at December 31, 1997. However, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Company's loan portfolio.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended December 31, 1997.

                                                                       Year Ended December 31,
                                                      1997         1996         1995         1994         1993
                                                     -----        -----        -----        -----        -----
                                                                       (Dollars in thousands)
Balance of allowance at beginning
   of period................................         $ 236        $ 223        $ 206        $ 201       $   86
Recoveries..................................             1            1          ---          ---          ---
Less charge-offs:
   Residential real estate loans............            10          ---          ---          ---          ---
   Consumer loans...........................             8          ---            3            1           46
                                                     -----        -----        -----        -----        -----
Net charge-offs.............................            18          ---            3            1           46
Provisions for losses on loans..............            26           12           20            6          161
                                                     -----        -----        -----        -----        -----
Balance of allowance at end of period.......          $245         $236         $223        $ 206        $ 201
                                                     =====        =====        =====        =====        =====
   Net charge-offs to total average
     loans receivable for period............           .03          ---           (*)          (*)         .13%
   Allowance at end of period to
     net loans receivable at end
     of period (1)..........................           .38          .41          .45          .47          .53
   Allowance to total non-performing
     loans at end of period.................         56.84        58.12        71.61        61.13        33.67

-------------------
(1)  Total loans less loans in process.

(*)  Less than .01%.

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.


                                                                  At December 31,
                                    1997             1996               1995             1994              1993
                              ---------------- ----------------  ----------------   ---------------  ---------------
                                       Percent          Percent           Percent           Percent          Percent
                                      of loans         of loans          of loans          of loans         of loans
                                       in each          in each           in each           in each          in each
                                      category         category          category          category         category
                                      of total         of total          of total          of total         of total
                              Amount    loans   Amount   loans    Amount   loans    Amount   loans   Amount   loans
                              ------    -----   ------   -----    ------   -----    ------   -----   ------   -----
                                                               (Dollars in thousands)
Balance at end of period
   applicable to:
Residential..................   $193   72.48%    $158    72.05%    $122   73.15%    $103    74.92%    $108   74.39%
Commercial real estate.......      6    4.80        6     4.73        6    3.24        6     6.10        7    6.85
Multi-family.................      1    2.88        1     4.15        1    3.83        2     1.62        1    1.41
Construction loans...........    ---    2.08      ---     1.78      ---    2.04      ---     2.26      ---    4.10
Commercial paper and
   bankers' acceptances......    ---      ---     ---       ---     ---    1.75      ---     1.12      ---    ---
Consumer loans...............     45   17.76       71    17.29       86   15.99       80    13.98       72   13.25
Unallocated..................    ---      ---     ---       ---       8    ---        15       ---      13      ---
                                ----  ------     ----   ------     ----  ------     ----   ------     ----  ------
   Total.....................   $245  100.00%    $236   100.00%    $223  100.00%    $206   100.00%    $201  100.00%
                                ====  ======     ====   ======     ====  ======     ====   ======     ====  ======


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

         The Company's investments consist of U.S. government and other agency securities, mortgage- and other asset-backed securities, state and municipal bonds, corporate obligations, marketable equity securities, certificates of deposit, and FHLB stock. At December 31, 1997, approximately $16.3 million, or 18.9% of the Company's total assets, consisted of such investments.

         At December 31, 1997, the Company had $9.9 million of mortgage- and other asset-backed securities outstanding, all of which were classified as available for sale. Other-asset backed securities include securities backed by automobile receivables. These fixed-rate mortgage- and other asset-backed securities may be used as collateral for borrowings and through repayments, as a source of liquidity. Mortgage- and other asset-backed securities offer yields above those available for investments of comparable credit quality and duration. Mortgage-backed securities are qualifying thrift investments under the Qualified Thrift Lender test. See "Regulation--Qualified Thrift Lender."

         The following table sets forth the carrying value and market value of the Company's investments and mortgage- and other asset-backed securities at the dates indicated.

                                                                         At December 31,
                                                  1997                        1996                     1995
                                          --------------------     ----------------------    -----------------------
                                          Carrying      Market      Carrying      Market      Carrying        Market
                                            Value        Value        Value        Value        Value          Value
                                            -----        -----        -----        -----        -----          -----
                                                                         (In thousands)
Securities available for sale:
   Federal agencies...................     $3,598       $3,451     $  5,245     $  4,880     $  7,424      $  7,175
   State and municipal................      1,780        1,847        2,194        2,242        2,229         2,294
   Mortgage- and other asset-backed
     securities.......................      9,998        9,932        6,768        6,674        7,422         7,468
   Corporate obligations..............        200          209          350          348        1,655         1,696
   Marketable equity securities.......          6          243            6          159            6           120
                                          -------      -------      -------      -------      -------       -------
     Total securities
     available for sale...............     15,582       15,682       14,563       14,303       18,736        18,753
                                          -------      -------      -------      -------      -------       -------
Certificate of deposit (1)............        100          100          100          100          100           100
FHLB stock (1)........................        494          494          387          387          348           348
                                          -------      -------      -------      -------      -------       -------
     Total investments................    $16,176      $16,276      $15,050      $14,790      $19,184       $19,201
                                          =======      =======      =======      =======      =======       =======

(1)  Market value approximates carrying values.

         Included in the Company's investment portfolio at December 31, 1997 were approximately $1.1 million (amortized cost) in derivative securities, which were structured notes issued by the FHLBs. The fair value of these investments was approximately $948,000 at December 31, 1997. These structured notes, which are not obligations of, or guaranteed by, the United States, represent obligations to repay principal with interest that is either fixed or fluctuates in accordance with an interest formula tied to various indices. The interest on the Company's structured notes generally adjusts quarterly or semi-annually based on certain indices such as the LIBOR and the CMT.

         Approximately $1.1 million (amortized cost) of these structured notes with approximate fair value of $948,000 had fluctuating interest rates that adjust in the opposite direction of changes in the index to which it is tied or that adjust on the basis of a formula tied to two different indices, such as the CMT and an inverse LIBOR rate. All of these inversely or dually indexed securities were classified as available for sale at December 31, 1997.

         The average yield at December 31, 1997, of these derivative securities, was 3.43%. In a rising interest rate environment, it is anticipated that the yield on and market value of these securities will decline, and may decline substantially.

         The following table sets forth investment securities, mortgage- and other asset-backed securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1997.

                                                      Amount at December 31, 1997, which matures in
                                          One                 One to                Five to                  Over
                                     Year or Less           Five Years             Ten Years              Ten Years
                                  -------------------  ------------------     ------------------    --------------------
                                             Weighted            Weighted               Weighted               Weighted
                                  Carrying    Average  Carrying   Average     Carrying   Average    Carrying    Average
                                    Value      Yield     Value     Yield        Value     Yield       Value      Yield
                                    -----      -----     -----     -----        -----     -----       -----      -----
                                                                 (Dollars in thousands)

Securities available for sale (1)(3) :
   Federal agencies.............. $   ---       ---%   $   300    3.31%        $3,098    6.21%     $   200     7.29%
   State and municipal (2).......     356     6.38         175    5.04          1,239    5.36           10     7.25
   Mortgage- and other
      asset-backed securities....   1,927     5.84       3,634    6.40          1,825    7.20        2,612     7.70
   Corporate obligations.........     ---       ---        ---      ---           100    7.29          100     7.41
   Marketable equity securities..     ---       ---        ---      ---           ---      ---           6    41.35
                                   ------     ----      ------    ----         ------    ----       ------     ----
     Total securities
        available for sale.......   2,283     5.92       4,109    6.12          6,262    6.35        2,928     7.73
                                   ------     ----      ------    ----         ------    ----       ------     ----
Certificate of deposit...........     ---       ---        ---      ---           ---      ---         100     7.10
FHLB stock.......................     ---       ---        ---      ---           ---      ---         494     8.00
                                   ------     ----      ------    ----         ------    ----       ------     ----
     Total investments...........  $2,283     5.92%     $4,109    6.12%        $6,262    6.35%      $3,522     7.75%
                                   ======     ====      ======    ====         ======    ====       ======     ====

--------------
(1) Securities available for sale are set forth at amortized cost for purposes of this table.

(2)      Fully taxable equivalent basis.

(3)      No effect is given for possible prepayments.

         In 1988 and 1989, the Bank purchased three investments in revenue bonds with an aggregate par value of $370,000 for an approximate purchase price of $359,000. The proceeds of the bonds were to be invested in low income housing projects. Pending investment in the housing projects, the proceeds were invested in municipal guaranteed investment contracts backed by the former Executive Life Insurance Company ("ELIC"). ELIC was placed into conservatorship by the California Commissioner of Insurance on April 11, 1991. Liquidation and rehabilitation of ELIC has proceeded in an orderly manner which has resulted in substantial payment of these bonds to date. As of December 31, 1997, the Company had received principal and interest payments of $366,000 on these bonds, had recognized losses to date of $54,000 and had ceased carrying the bonds on its books. The Company anticipates receiving further payments on these bonds, although the timing of such payments is not known.

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

         Deposits totaled $60.6 million at December 31, 1997.

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

         An analysis of the Bank's deposit accounts by type, maturity, and rate at December 31, 1997, is as follows:

                                                           Minimum         Balance at                          Weighted
                                                           Opening        December 31,         % of             Average
Type of Account                                            Balance            1997           Deposits            Rate
---------------                                            -------        ------------       --------         ----------
                                                                              (Dollars in thousands)
Withdrawable:
   Passbook savings accounts.........................   $       10         $  3,070            5.07%             3.00%
   Regular money market accounts.....................        2,500            1,050            1.73              3.23
   Hi yield money market accounts....................       10,000           15,686           25.89              4.70
   Super NOW accounts................................        2,500              464             .76              2.48
   NOW and other transaction accounts................          200            3,732            6.16              1.93
   Other transaction accounts........................          100              862            1.42                ---
                                                                            -------          ------
Total withdrawable...................................                        24,864           41.03              3.80
                                                                            -------          ------
Certificates (original terms):
   91 days...........................................        1,000              362             .60              4.75
   6 months..........................................        1,000            3,541            5.84              5.04
   12 months.........................................        1,000            5,751            9.49              5.38
   18 months.........................................          500            1,019            1.68              5.65
   24 months.........................................          500           10,530           17.38              5.55
   30 months.........................................          500            6,282           10.37              5.82
   60 months.........................................        1,000            3,552            5.86              5.53
IRAs
   18 months.........................................          100            4,694            7.75              5.63
                                                                            -------          ------
Total certificates...................................                        35,731           58.97              5.52
                                                                            -------          ------
Total deposits ......................................                       $60,595          100.00%             4.82%
                                                                            =======          ======              ====

         The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:


                                           At December 31,
                          1997                  1996                  1995
                       ---------           ---------------         ---------
                                           (In thousands)

4.00% and under.....   $     136             $     199             $     125
4.01 - 6.00 %.......      35,087                32,499                27,648
6.01 - 8.00%........         508                 1,285                 3,202
                         -------               -------               -------
Total  .............     $35,731               $33,983               $30,975
                         =======               =======               =======

         The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1997, and the total amount maturing thereafter. Matured certificates which have not been renewed as of December 31, 1997, have been allocated based upon certain rollover assumptions:

                                               Amounts At
                                     December 31, 1997, Maturing in
                      One Year          Two            Three        Greater Than
                       or Less         Years           Years         Three Years
                       -------         -----           -----         -----------
                                             (In thousands)
4.00% and under....  $     136       $     ---      $     ---      $     ---
4.01 - 6.00 %......     22,287           7,665          3,947          1,188
6.01-8.00%.........        100             154            223             31
                       -------          ------         ------         ------
Total  ............    $22,523          $7,819         $4,170         $1,219
                       =======          ======         ======         ======

         The following table indicates the amount of the Bank's certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

              Maturity                                      (In thousands)
              --------                                      --------------
       Three months or less..............................      $   711
       Greater than three months
            through six months...........................        1,056
       Greater than six months
            through twelve months........................        1,489
       Over twelve months................................          539
                                                                ------
            Total........................................       $3,795
                                                                ======

         The following table sets forth the dollar amount of savings in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                        Deposit Activity
                                                                     Increase                               Increase
                                                                    (Decrease)                             (Decrease)
                                         Balance at                    from      Balance at                   from
                                        December 31,       % of    December 31, December 31,     % of     December 31,
                                            1997         Deposits      1996         1996       Deposits       1995
                                          -------        ------      ------      -------        ------       ------
                                                                     (Dollars in thousands)
Withdrawable:
   Passbook savings accounts............   $3,070          5.07%   $    (49)   $   3,119          5.43%    $    (77)
   Regular money market accounts........    1,050          1.73        (108)       1,158          2.02         (179)
   Hi yield money market accounts.......   15,686         25.89       1,198       14,488         25.24        1,796
   Super NOW accounts...................      464           .76        (222)         686          1.20          124
   NOW accounts.........................    3,732          6.16         401        3,331          5.80          101
   Other transaction accounts...........      862          1.42         231          631          1.10          162
                                          -------        ------      ------      -------        ------       ------
Total withdrawable......................   24,864         41.03       1,451       23,413         40.79        1,927
                                          -------        ------      ------      -------        ------       ------
Certificates (original terms):
   91 days..............................      362           .60          43          319           .56         (621)
   6 months.............................    3,541          5.84      (1,023)       4,564          7.95        1,056
   12 months............................    5,751          9.49         789        4,962          8.65         (310)
   18 months............................    1,019          1.68          75          944          1.64         (149)
   24 months............................   10,530         17.38        (930)      11,460         19.97        4,236
   30 months............................    6,282         10.37       2,952        3,330          5.80       (1,231)
   60 months............................    3,552          5.86        (205)       3,757          6.54         (401)
IRAs
   18 months............................    4,694          7.75          47        4,647          8.10          428
                                          -------        ------      ------      -------        ------       ------
Total certificates......................   35,731         58.97       1,748       33,983         59.21        3,008
                                          -------        ------      ------      -------        ------       ------
Total deposits..........................  $60,595        100.00%     $3,199      $57,396        100.00%      $4,935
                                          =======        ======      ======      =======        ======       ======

                                                    Deposit Activity
                                                                     Increase
                                                                    (Decrease)
                                        Balance at                     from
                                       December 31,        % of    December 31,
                                           1995          Deposits      1994
                                           --------------------------------
                                                   (Dollars in thousands)

Withdrawable:
   Passbook savings accounts.........  $  3,196            6.09%   $    (50)
   Regular money market accounts.....     1,337            2.55          13
   Hi yield money market accounts....    12,692           24.19       1,101
   Super NOW accounts................       562            1.07        (213)
   NOW accounts......................     3,230            6.16         732
   Other transaction.................       469             .90           3
                                        -------          ------      ------
Total withdrawable...................    21,486           40.96       1,586
Certificates (original terms):
   91 days...........................       940            1.79        (126)
   6 months..........................     3,508            6.69        (312)
   12 months.........................     5,272           10.05       2,657
   18 months.........................     1,093            2.08         461
   24 months.........................     7,224           13.77      (1,131)
   30 months.........................     4,561            8.69      (1,807)
   60 months.........................     4,158            7.93         (19)
IRAs
   18 months.........................     4,219            8.04         (50)
                                        -------          ------      ------
Total certificates...................    30,975           59.04        (327)
                                        -------          ------      ------
Total deposits ......................   $52,461          100.00%     $1,259
                                        =======          ======      ======

         Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. There are regulatory restrictions on advances from the FHLBs. See "Regulation -- Federal Home Loan Bank System" and "-- Qualified Thrift Lender." At December 31, 1997, the Company had $4.0 million in borrowings from the FHLB of Indianapolis which mature within one year and $2.5 million which mature in one to two years and had a weighted average interest rate of 5.79%. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. The Company also had a $1.5 million note payable to another bank due on March 5, 1997. It was secured by 100% of the Bank's common stock, and the interest was at the prime rate. This note was repaid on January 16, 1997.

Employees

         As of December 31, 1997, the Bank employed 11 persons on a full-time basis and four persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

                                   REGULATION
General

      As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. For example, the Bank must obtain OTS approval before it may engage in certain activities and must file reports with the OTS regarding its activities and financial condition. The OTS periodically examines the Bank's books and records and, in conjunction with the FDIC in certain situations, has examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance funds. The Bank's semi- annual assessment owed to the OTS, which is based upon a specified percentage of assets, is approximately $14,000.

      The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of securities, and limitations upon other aspects of banking operations. In addition, the Bank's activities and operations are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

      The United States Congress is considering legislation that would require all federal savings associations, such as the Bank, to either convert to a national bank or a state-chartered bank by a specified date to be determined. In addition, under the legislation, the Holding Company likely would not be regulated as a savings and loan holding company but rather as a bank holding company. This proposed legislation would abolish the OTS and transfer its functions among the other federal banking regulators. Certain aspects of the legislation remain to be resolved and, therefore, no assurance can be given as to whether or in what form the legislation will be enacted or its effect on the Holding Company and the Bank.

Savings and Loan Holding Company Regulation

      As the holding company for the Bank, the Holding Company is regulated as a "non-diversified savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight by the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

      In general, the HOLA prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from acquiring control of another savings association or savings and loan holding company or retaining more than 5% of the voting shares of a savings association or of another holding company which is not a subsidiary. The HOLA also restricts the ability of a director or officer of the Holding Company, or any person who owns more than 25% of the Holding Company's stock, from acquiring control of another savings association or savings and loan holding company without obtaining the prior approval of the Director of the OTS.

      The Holding Company's Board of Directors presently intends to continue to operate the Holding Company as a unitary savings and loan holding company. OTS regulations generally do not restrict the permissible business activities of a unitary savings and loan holding company.

      Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) At December 31, 1997, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

      If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association,
(iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the Federal Reserve Board (the "FRB") as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS before a multiple holding company may engage in such activities.

      The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

      Indiana law permits federal and state savings association holding companies with their home offices located outside of Indiana to acquire savings associations whose home offices are located in Indiana and savings association holding companies with their principal place of business in Indiana ("Indiana Savings Association Holding Companies") upon receipt of approval by the Indiana Department of Financial Institutions. Moreover, Indiana Savings Association Holding Companies may acquire savings associations with their home offices located outside of Indiana and savings association holding companies with their principal place of business located outside of Indiana upon receipt of approval by the Indiana Department of Financial Institutions.

      No subsidiary savings association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period or without giving notice shall be invalid.

Federal Home Loan Bank System

      The Bank is a member of the FHLB of Indianapolis, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an
independent   agency,   controls  the  FHLB  System,   including   the  FHLB  of
Indianapolis.

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1997, the Bank's investment in stock of the FHLB of Indianapolis was $494,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended December 31, 1997, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $37,000, for an annual rate of 8.00%.

Insurance of Deposits

      Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as the Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1996. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF were signed into law. See "-- Assessments" below.

      Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

      On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1996. The Bank paid this one-time assessment of $335,000 in November 1996. This special assessment significantly increased noninterest expense and adversely affected the Holding Company's results of Operations for the three months ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from
 .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980s ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Savings Association Regulatory Capital

      Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1997, the Bank was in compliance with all capital requirements imposed by law.

      The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would not be required to maintain additional capital at December 31, 1997 under the terms of the OTS proposed interest rate risk rule.

Prompt Corrective Regulatory Action

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1997, the Bank was categorized as "adequately capitalized," meaning that its total risk-based capital ratio exceeded 8%, its Tier I risk-based capital ratio exceeded 4%, its leverage ratio exceeded 4%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

      The FDIC may order savings associations which have insufficient capital to take corrective actions. For example, a savings association which is categorized as "undercapitalized" would be subject to growth limitations and would be required to submit a capital restoration plan, and a holding company that controls such a savings association would be required to guarantee that the savings association complies with the restoration plan. "Significantly undercapitalized" savings associations would be subject to additional restrictions. Savings associations deemed by the FDIC to be "critically undercapitalized" would be subject to the appointment of a receiver or conservator.

Dividend Limitations

      An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an association to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier 1 institution ("Tier 1
Institution"). An association that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 Institution may be designated by the OTS as a Tier 2 Institution or Tier 3 Institution if the OTS determines that the institution is "in need of more than normal supervision." The Bank is currently a Tier 1 Institution.

      A Tier 1 Institution may, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to the greater of
(a) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" at the beginning of the calendar year (the smallest excess over its capital requirements), or (b) 75% of its net income over the most recent four-quarter period. Any additional amount of capital distributions would require prior regulatory approval.

      The OTS has proposed revisions to these regulations which would permit a savings association, without filing a prior notice or application with the OTS, to make a capital distribution to its shareholders in an amount that does not exceed the association's undistributed net income for the prior two years plus the amount of its undistributed income from the current year. This proposed rule would require a savings association, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS before making a capital distribution up to the "maximum amount" described above. The proposed rule would also require all savings associations, whether under a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for expedited processing under the OTS "Expedited Processing Regulation," or where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above.

Liquidity

      Federal law requires that savings associations maintain an average daily balance of liquid assets in an amount not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first-lien residential mortgage loans. The OTS recently amended its regulation that implements this statutory liquidity requirement to reduce the amount of liquid assets a savings association must hold from 5% of net withdrawable accounts and short-term borrowings to 4%. The OTS also eliminated the requirement that savings associations maintain short-term liquid assets constituting at least 1% of their average daily balance of net withdrawable deposit accounts and current borrowings. The revised OTS rule also permits savings associations to calculate compliance with the liquidity requirement based upon their average daily balance of liquid assets during each quarter rather than during each month, as was required under the prior rule. The OTS may impose monetary penalties on savings associations that fail to meet these liquidity requirements. As of December 31, 1997, the Bank had liquid assets of $16.0 million, and a regulatory liquidity ratio of 37.4%.

Limitations on Rates Paid for Deposits

      Regulations promulgated by the FDIC pursuant to FedICIA limit the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. The Bank does not believe that these regulations will have a materially adverse effect on its current operations.

Safety and Soundness Standards

      On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

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

Loans to One Borrower

      Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 1997, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Qualified Thrift Lender

      Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1997, the Bank was in compliance with its QTL requirement, with approximately 88.5% of its assets invested in QTIs.

      A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Acquisitions or Dispositions and Branching

      The Bank Holding Company Act specifically authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located. Similarly, a savings and loan holding company may acquire control of a bank. Moreover, federal savings associations may acquire or be acquired by any insured depository institution. Regulations promulgated by the FRB restrict the branching authority of savings associations acquired by bank holding companies. Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

      Subject to certain exceptions, commonly-controlled banks and savings associations must reimburse the FDIC for any losses suffered in connection with a failed bank or savings association affiliate. Institutions are commonly controlled if one is owned by another or if both are owned by the same holding company. Such claims by the FDIC under this provision are subordinate to claims of depositors, secured creditors, and holders of subordinated debt, other than affiliates.

      The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss.7701(a)(19) of the Code or the asset composition test of ss.7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

      Finally, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocial basis. The Indiana Branching Law became effective March 15, 1996.

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

Transactions with Affiliates

      The Bank and the Holding Company are subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank or savings association and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

      The shares of Common Stock of the Holding Company are registered with the Securities and Exchange Commission (the "Commission") under the Securities Exchange Act of 1934, as amended (the "1934 Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the Commission thereunder.

      Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933, as amended (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including those that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

      Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, needs to improve, and substantial noncompliance -- and a written evaluation of an institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS has designated the Bank's record of meeting community credit needs as satisfactory.

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

Item 2.  Properties.

         At December 31, 1997, the Bank and the Holding Company conducted business from a single office at 723 East Broadway, Logansport, Indiana. The following table provides certain information with respect to the Company's office as of December 31, 1997:

                                                                         Total Deposits   Net Book Value
                                                                               at          of Property,
                                        Owned or            Year          December 31,      Furniture &       Approximate
     Description and Address             Leased            Opened             1997           Fixtures       Square Footage
     ---------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

723 East Broadway                         Owned             1962             $60,595           $465              4,200
Logansport, Indiana  46947

The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $8,400 at December 31, 1997.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1997.

Item 4.5.     Executive Officers of the Registrant.

         Presented below is certain information regarding the executive officers of the Holding Company:

            Name                        Position

            Thomas G. Williams          President and Chief Executive Officer
            Charles J. Evans            Vice President
            Dottye Robeson              Secretary/Treasurer

         Thomas G. Williams (age 65) has served as President of the Bank since 1971 and as President and Chief Executive Officer of the Holding Company since its organization.

         Charles J. Evans (age 52) has served as Vice President and Senior Loan Officer of the Bank since 1980 and as Vice President of the Holding Company since its organization.

         Dottye Robeson (age 48) has served as Chief Financial Officer of the Bank since 1994 and as Secretary/Treasurer of the Holding Company since its organization. From 1990 to 1994, she served as Cashier, Vice President and Chief Financial Officer of Bright National Bank in Flora, Indiana. From 1984 to 1990 she was employed by Smith, Thompson & Wihebrink (Logansport). She has been a certified public accountant since 1987.

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

         Quarter Ended            High Bid      Low Bid    Dividends Declared
         --------------------------------------------------------------------
         March 31, 1996           $ 13 1/4     $ 12 3/8        $  .10
         June 30, 1996              13 3/4       12 3/8           .10
         September 30, 1996         14 3/4       12 1/2           .10
         December 31, 1996          14 3/4       11 1/4          3.10
         March 31, 1997             15           11 1/8           .10
         June 30, 1997              14           12 1/2           .10
         September 30, 1997         16           13 1/4           .10
         December 31, 1997          18           15               .10

         As of February 17, 1998, there were 848 record holders of the Holding Company's Common Stock. The Holding Company has established a policy of paying regular periodic cash dividends, and the Board of Directors intends to continue this policy, subject to the Holding Company's operating results, financial condition, capital, income tax considerations, regulatory restrictions, and other relevant factors.

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

         Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Holding Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 1997, approximately $1.7 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made.
See "Taxation--Federal Taxation."

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

Item 6.       Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of Logansport Financial Corp. and Subsidiary" on page 4 of the Holding Company's 1997 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 5 through 14 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated by reference to pages 5 through 6 of the Shareholder Annual Report.

Item 8.       Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 17 through 44 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 44 in the Shareholder Annual Report are incorporated herein by reference.

                          Independent Auditor's Report

To the Board of Directors
Logansport Financial Corp.
Logansport, Indiana

We have audited the consolidated statement of financial condition of Logansport Financial Corp. and subsidiary as of December 31, 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the consolidated financial position of Logansport Financial Corp. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Geo. S. Olive & Co. LLC
Indianapolis, Indiana
January 23, 1997

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.

              On August 12, 1997, the Board of Directors of the Holding Company selected the accounting firm of Grant Thornton LLP to examine the consolidated financial statements of the Company for the fiscal year ending December 31, 1997.

         The audit reports issued by Geo. S. Olive & Co. LLC with respect to the Company's consolidated financial statements for 1995 and 1996 did not contain an adverse opinion or disclaimer of opinion, and were not qualified as to uncertainty, audit scope or accounting principles. During 1995 and 1996 (and any subsequent interim period), there have been no disagreements between the Company and Geo. S. Olive & Co. LLC on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Geo. S. Olive & Co. LLC, would have caused it to make a reference to the subject matter of the disagreement in connection with its audit report. Moreover, none of the events listed in Item 304(a)(1)(v) of Regulation S-K occurred during 1995 or 1996 or any subsequent interim period.

         In 1996, the Company consulted Grant Thornton LLP for financial accounting and tax advice regarding a tax-free return of capital which was paid in 1996. Grant Thornton LLP provided a letter to the Company stating its views with respect to accounting for the exercise price of stock options following such return of capital distribution. Their written views are incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K, filed with the Commission on August 19, 1997. Geo. S. Olive & Co. LLC was consulted during its completion of the 1996 audit of the consolidated financial statements in 1997 for concurrence with Grant Thornton LLP on their written views, and Geo. S. Olive & Co. LLC concurred.

         Pursuant to Item 304 of Regulation S-K, the Holding Company provided a copy of its Current Report on Form 8-K announcing the change in the Company's Certifying Accountant, which was filed with the Commission on August 19, 1997, to Geo. S. Olive & Co. LLC for review. A letter from Geo. S. Olive & Co. LLC indicating that it agrees with the statements made by the Holding Company therein is incorporated by reference to Exhibit 16 to the Company's Current Report on Form 8-K, filed with the Commission on August 19, 1997.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 of the Holding Company's Proxy Statement for its 1998 Annual Shareholder Meeting (the "1998 Proxy Statement"). Information concerning the Holding Company's executive officers is included in
Item 4.5 in Part I of this report.

Item 11. Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 2 to 4 of the Holding Company's 1998 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 2 and 3 of the 1998 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 8 of the 1998 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  List the following documents filed as part of the report:

              Financial Statements
              Independent Auditor's Report (Geo. S. Olive & Co. LLC)...............   See Item 8

              Independent Auditor's Report (Grant Thornton LLP)....................   See Shareholder Annual Report
                                                                                        Page 16

              Consolidated Statements of Financial Condition
                  at December 31, 1997, and 1996...................................   See Shareholder Annual Report
                                                                                        Page 17
              Consolidated Statements of Earnings for the Years Ended
                  December 31, 1997, 1996, and 1995................................   See Shareholder Annual Report
                                                                                        Page 18
              Consolidated Statements of Changes in Shareholders' Equity
                  for the Years Ended December 31, 1997, 1996 and 1995.............   See Shareholder Annual Report
                                                                                        Page 19
              Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1997, 1996, and 1995................................   See Shareholder Annual Report
                                                                                        Page 20-21
              Notes to Consolidated Financial Statements...........................   See Shareholder Annual Report
                                                                                        Page 22

         (b)  Reports on Form 8-K.

                  The Holding Company filed no reports on Form 8-K during the fourth quarter of its 1997 fiscal year.

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



                                          LOGANSPORT FINANCIAL CORP.



Date: March 25, 1998                      By: /s/ Thomas G. Williams
                                              ----------------------------------
                                               Thomas G. Williams, President and
                                                   Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of March, 1998.



/s/ Thomas G. Williams
------------------------
Thomas G. Williams
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Dottye Robeson
------------------------
Dottye Robeson,
Secretary/Treasurer (Principal Financial and
Accounting Officer)

/s/ Norbert E. Adrian
------------------------
Norbert E. Adrian, Director

/s/ Charles J. Evans
------------------------
Charles J. Evans, Vice President and Director

/s/ Donald G. Pollitt
------------------------
Donald G. Pollitt, Director

/s/ Susanne S. Ridlen
------------------------
Susanne S. Ridlen, Director

/s/ William Tincher, Jr.
------------------------
William Tincher, Jr., Director

/s/ David Wihebrink
------------------------
David Wihebrink, Director

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

         13       1997 Shareholder Annual Report                        ______

         21       Subsidiaries  of the Registrant are  incorporated by
                  reference   to  Exhibit   21  to  the   Registration
                  Statement on Form S-1 (Registration No. 33-89788).

         23(1)    Independent  Auditor's  Consent (Geo. S. Olive & Co.
                  LLC)                                                  ______

         23(2)    Independent  Auditor's  Consent (Grant Thornton LLP)  ______

         27       Financial Data Schedule                               ______