Form 10-Q
period 1998-03-31
LOGANSPORT FINANCIAL CORP
filed 1998-05-14
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]    No [ ]
The number of shares of the Registrant's common stock, without par value, as of May 1, 1998 was 1,261,600.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                      Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                             3

           Consolidated Statements of Financial
             Condition as of March 31, 1998
             (Unaudited) and December 31, 1997

           Consolidated  Statements of Earnings
             for the three months ended March 31,
             1998 and 1997 (Unaudited )

           Consolidated  Statements of Shareholders'
             Equity for the three months ended
             March 31, 1998 and 1997 (Unaudited)

           Consolidated Statements of Cash Flows for the three months ended
             March 31, 1998 and 1997 (Unaudited)

           Notes to Consolidated Financial
             Statements                                                     8

Item 2.    Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                                 11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       14

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                17

Item 6.   Exhibits and Reports of Form 8-K                                 17

SIGNATURES

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                        (In thousands, except share data)

                                                                    March 31,               December 31,
                                                                         1998                       1997

       ASSETS
Cash and due from banks                                             $     411                 $     589
Interest-bearing deposits in other financial institutions               4,114                     1,680
                                                                      -------                   -------
      Cash and cash equivalents                                         4,525                     2,269

Certificates of deposit in other financial institutions                   100                       100
Investment securities available for sale-at market                      4,628                     5,750
Mortgage-backed securities available for sale-at market                 9,959                     9,932
Loans receivable-net                                                   65,394                    63,635
Real estate acquired through foreclosure-net                              148                       106
Office premises and equipment-at depreciated cost                         472                       465
Federal Home Loan Bank stock- at cost                                     494                       494
Investment in real estate partnership                                   1,547                     1,540
Accrued interest receivable on loans                                      276                       299
Accrued interest receivable on mortgage-backed securities                  80                        83
Accrued interest receivable on investments                                 49                       121
Prepaid expenses and other assets                                          36                        33
Cash surrender value of life insurance                                  1,096                     1,085
Deferred income tax asset                                                 195                       203
                                                                     --------                  --------

      Total assets                                                    $88,999                   $86,115
                                                                       ======                    ======

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                              $63,330                   $60,595
Advances from the Federal Home Loan Bank                                6,500                     6,500
Notes payable                                                           1,450                     1,525
Accrued interest and other liabilities                                    873                       861
Accrued income taxes                                                       62                        92
                                                                      -------                   -------
      Total liabilities                                                72,215                    69,573

Shareholders' equity
 Common stock                                                          7,568                     7,566
 Retained earnings-restricted                                          9,494                     9,316
 Less shares acquired by stock benefit plan                             (369)                     (400)
 Unrealized gains on securities designated as
   available for sale, net of related tax effects                         91                        60
                                                                      ------                    ------
      Total shareholders' equity                                      16,784                    16,542
                                                                      ------                    ------

      Total liabilities and shareholders' equity                     $88,999                   $86,115
                                                                      ======                    ======

                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)
                                                                                   Three months ended
                                                                                         March 31,
                                                                                1998                  1997
 Interest income
       Loans                                                                  $1,316                $1,162
       Mortgage-backed securities                                                152                   124
       Investment securities                                                      75                   100
       Interest-bearing deposits and other                                        45                    53
                                                                              ------                ------
              Total interest income                                            1,588                 1,439

Interest expense
       Deposits                                                                  732                   684
       Borrowings                                                                 94                    44
                                                                              ------                ------
              Total interest expense                                             826                   728
                                                                              ------                ------

       Net interest income                                                       762                   711
Provision for losses on loans                                                      9                     3
                                                                              ------                ------
       Net interest income after provision for
       losses on loans                                                           753                   708

Other income
       Service charges on deposit accounts                                        19                    18
       Loss on sale of investment and mortgage-backed securities                  -                    (32)
       Gain on sale of real estate acquired through foreclosure                   -                      1
       Other operating                                                            33                    32
                                                                              ------                ------
              Total other income                                                  52                    19

General, administrative and other expense
       Employee compensation and benefits                                        175                   164
       Occupancy and equipment                                                    19                    22
Federal deposit insurance premiums                                                10                     9
       Data processing                                                            26                    23
       Other operating                                                            87                    79
                                                                              ------                ------
              Total general, administrative and other expense                    317                   297
                                                                              ------                ------

Earnings before income taxes                                                     488                   430
Income tax expense                                                               184                   158
                                                                              ------                ------

NET EARNINGS                                                                 $   304               $   272
                                                                              ======                ======

Other comprehensive income, net of tax
       Unrealized gains (losses) on securities                                    31                   (19)
                                                                              ------                ------
COMPREHENSIVE INCOME                                                         $   335               $   253
                                                                              ======                ======

EARNINGS PER SHARE
Basic (based on net earnings)                                                   $.24                  $.22
                                                                                 ===                   ===

Diluted (based on net earnings)                                                 $.23                  $.21
                                                                                 ===                   ===

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)

                                                                      Three months ended
                                                                            March 31,
                                                                     1998              1997

Balance at January 1                                              $16,542           $15,427

Issuance of shares under stock option plan                              2                -

Amortization of stock benefit plan                                     31                31

Cash dividends of $.10 per share                                     (126)             (126)

Unrealized gains (losses) on securities designated as
available for sale, net of related tax effects                         31               (19)

Net earnings                                                          304               272
                                                                   ------            ------

Balance at March 31                                               $16,784           $15,585
                                                                   ======            ======

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                Three months ended
                                                                                       March 31,
                                                                               1998              1997
Cash flows from operating activities:
       Net earnings for the period                                          $   304           $   272
       Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
       Depreciation and amortization                                              9                10
       Amortization of premiums on investments and
         mortgage-backed securities                                              42                15
       Amortization expense of stock benefit plan                                31                31
       Loss of sale of investment and mortgage-backed securities                 -                 32
       Provision for losses on loans                                              9                 3
       Gain on sale of real estate acquired through foreclosure                  -                 (1)
       Increase (decrease) in cash, due to changes in:
         Accrued interest receivable on loans                                    23                34
         Accrued interest receivable on mortgage-backed securities                3               (14)
         Accrued interest receivable on investments                              72                46
         Prepaid expenses and other assets                                       (3)               22
         Accrued interest and other liabilities                                  12               (49)
         Federal income taxes
              Current                                                           (30)              127
              Deferred                                                            8               (12)
                                                                           --------           -------
       Net cash provided by operating activities                                480               516

Cash flows provided by (used in) investing activities:
       Proceeds from sale of investment securities                               -              1,068
       Purchase of investment securities                                       (100)             (301)
       Maturities/calls of investment securities                              1,255               150
       Proceeds from sale of mortgage-backed securities                         297                -
       Purchase of mortgage-backed securities                                (1,084)           (2,235)
       Principal repayments on mortgage-backed securities                       725               238
       Loan disbursements                                                    (6,029)           (3,239)
       Investment in real estate partnership                                     (7)               -
       Principal repayments on loans                                          4,210             3,131
       Purchases and additions to office premises and equipment                 (16)               (4)
       Proceeds from sale of real estate acquired through foreclosure            -                 14
       Increase in cash surrender value of life insurance policy                (11)               (9)
                                                                            -------          --------
       Net cash used in investing activities                                   (760)           (1,187)


                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                 Three months ended
                                                                                       March 31,
                                                                               1998              1997
Cash provided by (used in) financing activities:
       Net increase in deposit accounts                                      $2,735            $1,993
       Proceeds from Federal Home Loan Bank advances                             -              3,500
       Proceeds from note payable                                                -                100
       Repayment of Federal Home Loan Bank advances                              -             (2,000)
       Repayment of note payable                                                (75)           (1,500)
       Proceeds from the exercise of stock options                                2                -
       Dividends on common stock                                               (126)             (126)
                                                                             ------            ------
       Net cash provided by financing activities                              2,536             1,967
                                                                              -----             -----

Net increase in cash and cash equivalents                                     2,256             1,296

Cash and cash equivalents, beginning of period                                2,269             3,759
                                                                              -----             -----

Cash and cash equivalents, end of period                                     $4,525            $5,055
                                                                              =====            ======






Supplemental disclosure of cash flow information:
     Cash paid during the year for:

              Interest on deposits and borrowings                           $   810           $   712
                                                                             ======            ======

              Income taxes                                                  $   214          $     31
                                                                             ======           =======

              Dividends payable at end of period                            $   126           $   126
                                                                             ======            ======

              Foreclosed mortgage loans transferred to
              real estate acquired through foreclosure                     $     54          $     13
                                                                            =======           =======

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1998, results of operations for the three month periods ended March 31, 1998 and 1997 and cash flows for the three month periods ended March 31, 1998 and 1997.


NOTE B: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,261,072 and 1,256,375 for the three month periods ended March 31, 1998 and 1997, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,308,043 and 1,279,435 for the three month periods ended March 31, 1998 and 1997, respectively.

A cash dividend of $.10 per common share was declared on March 10, 1998, payable on April 10, 1998, to stockholders of record as of March 25, 1998.


NOTE C: Recent Accounting Pronouncements

In June 1996, The Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair value. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitization of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held to maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligations for the liability or is legally released from being the primary obligor.

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Company's consolidated financial position or results of operations.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a special format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective January 1, 1998, as required, without material impact on the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way management organizes the segments within the enterprise for making the operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Company's financial statements.

Note D: Other Matters

As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. The Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology systems and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of March 31, 1998, management has developed an estimate of expenses that are reasonably likely to be incurred by the Bank in connection with this issue, however does not expect to incur significant expenses to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs, and/or equipment, or incur substantial expense to make the Bank's systems, programs, and/or equipment year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Bank's primary market areas are not significantly dependent upon any one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                  of Operation.

Forward Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties.
Economic circumstances, the Company's operations and the Company's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Company's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans, the effect of the year 2000 on information technology systems and the effect of certain recent accounting pronouncements.

Financial Condition

Total assets were $89.0 million at March 31, 1998 compared to $86.1 million at December 31, 1997, an increase of $2.9 million or 3.3%. This increase was funded primarily from a growth in deposits. Cash and cash equivalents increased approximately $2.2 million, from $2.3 million at December 31, 1997 to $4.5 million at March 31, 1998. Efforts to reinvest the growth of deposits in new loans and investments are on-going; however, the interest rate environment contributed to the time required to obtain quality investments and resulted in the increase in cash equivalents. Securities decreased slightly from $15.7 million at December 31, 1997 to $14.6 million at March 31, 1998.

Loans increased $1.8 million, or 2.8%, from $63.6 million at December 31, 1997 to $65.4 million at March 31, 1998. Mortgage loan origination exceeded $6.0 million for the quarter, with payoffs equaling $4.2 million. Loan demand in the first quarter of 1998 was very strong compared to the first quarter of 1997 in which there was no growth in the loan portfolio.

Deposits were $63.3 million at March 31, 1998 compared to $60.6 million at December 31, 1997, an increase of $2.7 million in the first quarter of 1998. Borrowings consisted of $6.5 million of FHLB advances and a $1.5 million note payable related to an equity investment in low income housing.

Shareholders' equity was $16.8 million at March 31, 1998 and $16.5 million at December 31, 1997. The payment of dividends, an increase in the unrealized gain on securities available for sale, the amortization of the stock benefit plan and quarterly net earnings combined to result in an increase of $242,000 for the quarter.

Results of Operations

Comparison of the Three Months Ended March 31, 1998  and March 31, 1997
-----------------------------------------------------------------------

Net earnings for the Company for the three months ended March 31, 1998 was $304,000 compared with $272,000 for three months ended March 31, 1997. This was a increase of $32,000 or 11.8%. Net interest income increased $51,000 while other expenses increased $20,000 and taxes increased $26,000. The major contributor to the increase in net interest income was the growth in the loan portfolio the past calendar year. Loans were $65.4 million at March 31, 1998 compared to $57.1 million at March 31, 1997.

The provision for loan losses was $9,000 for the three months ended March 31, 1998 and $3,000 for the three months ended March 31, 1997. Two properties were taken into real estate owned in the quarter ended March 31, 1998 with a combined book value of $54,000. One property was written down from $37,000 to a net realizable value of $23,000. Three properties remained in real estate owned at the end of the quarter ending March 31, 1998, and all were sold during April 1998 resulting in a small gain for the Company. One property was taken into real estate owned in the period ended March 31, 1997 and was sold at a gain before the quarter ended. Non-performing loans decreased to $363,000, or 0.56% of loans at March 31, 1998 from $431,000, or 0.67% of loans at December 31, 1997. Loan loss reserves amounted to $240,000 or .37% of total loans at March 31, 1998 compared to $245,000, or 0.38% at December 31, 1997.

Other income increased by $33,000 primarily because of a $32,000 loss on the sale of securities available for sale in the quarter ended March 31, 1997. Service charges on deposit accounts and other operating income showed virtually no change compared to the prior year.

Total other expenses increased $20,000 or 6.7% in the period ending March 31, 1998 compared to March 31, 1997. Employee compensation and benefits increased $11,000 or 6.7%. This increase was a result of the salary increases and additional personnel compared to a year ago. Data processing fees increased $3,000 and other operating expenses increased $8,000, mainly in the area of advertising, charitable contributions, and service fees. Service fees have increased due to changes in handling our daily deposit but are offset by an increase in interest income due to better cash availability.

The Company's effective tax rate for the three months ended March 31, 1998 was 37.7% and was 36.7% for the three months ending March 31, 1997.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 1998, the Bank's tangible capital ratio was 18.4%, its leverage ratio was 18.4%, and its risk-based capital to risk-weighted assets ratio was 34.2%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of March 31, 1998.

Capital Standard          Required           Bank's            Excess
----------------          --------           ------            ------
Tangible (1.5%)           $1,325,000       $16,257,000       $14,932,000
Core (4.0%)                3,535,000        16,257,000        12,722,000
Risk-based (8.0%)          3,857,000        16,497,000        12,640,000

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings account and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 4%. At March 31, 1998 the Bank's regulatory liquidity ratio was 34.4%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


The Bank, like other savings associations, is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice at different rates than its interest-earning assets. Management of the Bank believes it is critical to manage the relationship between interest rates and the effect on the Bank's net portfolio value ("NPV"). Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities. Management of the Bank's assets and liabilities is done within the context of the marketplace, regulatory limitations and within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

The Office of Thrift Supervision ("OTS") issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of December 31, 1997, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points and in accordance with OTS regulations. As illustrated in the table, The Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.


Change                    Net Portfolio Value        NPV as % of PV of Assets
In Rates          $ Amount $ Change % Change         NPV Ratio         Change
--------          -------- -------- --------         ---------         ------
                (Dollars in thousands)
 +400bp            11,904    -6,160    -34 %            14.85 %        -579bp
 +300bp            13,766    -4,298    -24 %            16.73          -391bp
 +200bp            15,512    -2,553    -14 %            18.40 %        -225bp
 +100bp            16,991    -1,074    - 6 %            19.73 %        - 91bp
    0bp            18,064                               20.64 %
- 100bp            18,830       766     +4 %            21.25 %        + 60bp
- 200bp            19,514     1,450     +8 %            21.76 %        +112bp
- 300bp            20,468     2,403    +13 %            22.49 %        +184bp
- 400bp            21,701     3,637    +20 %            23.43 %        +278bp

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                 20.64 %
Exposure Measure: Post-Shock NPV Ratio                        18.40 %
Sensitivity Measure: Change in NPV Ratio                      (225 bp)

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates could likely deviate significantly from those assumed in calculating the table.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended March 31, 1998, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         The following exhibits are attached to this report on Form 10-Q:

              3.1 The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 33-89788).

              3.2 The Code of By-Laws of the Registrant is incorporated by reference to Exhibit 3.2 to the Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 13, 1997.

             27.1 Financial Data Schedule for the three month period ended March 31, 1998.

             27.2 Restated Financial Data Schedule for the three month period ended March 31, 1997.

         (b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the fiscal quarter ended March 31, 1998.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                                  Logansport Financial Corp.



Date:        May 12, 1998                            By: /s/ Thomas G. Williams
      ---------------------------                        ----------------------
                                                         Thomas G. Williams
                                                         President and
                                                         Chief Executive Officer


Date:        May 12, 1998                           By: /s/ Dottye Robeson
      ---------------------------                       ------------------
                                                         Dottye Robeson
                                                         Secretary and
                                                         Treasurer