Form 10-Q
period 1998-06-30
LOGANSPORT FINANCIAL CORP
filed 1998-08-14
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

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

Yes [X] No [ ]

The number of shares of the Registrant's common stock, without par value, as of August 1, 1998 was 1,261,800.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index
                                                                      Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                               3

           Consolidated Statements of Financial
           Condition as of June 30, 1998
           (Unaudited) and December 31, 1997

           Consolidated Statements of Earnings for
           the three and six months ended June 30,
           1998 and 1997 (Unaudited )

           Consolidated Statements of Shareholders'
           Equity for the six months ended
           June 30, 1998 and 1997 (Unaudited)

           Consolidated Statements of Cash Flows
           for the six months ended
           June 30, 1998 and 1997 (Unaudited)

           Notes to Consolidated Financial Statements                        8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                    12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        16

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                18

Item 4.   Submission of Matters to a Vote of Security Holders               18

Item 6.    Exhibits and Reports of Form 8-K                                 19

SIGNATURES


                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                        (In thousands, except share data)

                                                                     June 30,              December 31,
                                                                         1998                      1997

              ASSETS
Cash and due from banks                                               $   508                   $   589
Interest-bearing deposits in other financial institutions               4,346                     1,680
                                                                       ------                    ------
     Cash and cash equivalents                                          4,854                     2,269

Certificates of deposit in other financial institutions                    -                        100
Investment securities available for sale-at market                      4,823                     5,750
Mortgage-backed securities available for sale-at market                 9,113                     9,932
Loans receivable-net                                                   67,050                    63,635
Real estate acquired through foreclosure-net                               -                        106
Office premises and equipment-at depreciated cost                         472                       465
Federal Home Loan Bank stock- at cost                                     568                       494
Investment in real estate partnership                                   1,554                     1,540
Accrued interest receivable on loans                                      315                       299
Accrued interest receivable on mortgage-backed securities                  69                        83
Accrued interest receivable on investments                                 95                       121
Prepaid expenses and other assets                                          40                        33
Cash surrender value of life insurance                                  1,106                     1,085
Deferred income tax asset                                                 205                       203
                                                                       ------                    ------

     Total assets                                                     $90,264                   $86,115
                                                                       ======                    ======

     LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                              $64,415                   $60,595
Advances from the Federal Home Loan Bank                                6,500                     6,500
Notes payable                                                           1,450                     1,525
Accrued interest and other liabilities                                    886                       861
Accrued income taxes                                                       26                        92
                                                                       ------                    ------
     Total liabilities                                                 73,277                    69,573

Shareholders' equity
  Common stock                                                          7,573                     7,566
  Retained earnings-restricted                                          9,680                     9,316
  Less shares acquired by stock benefit plan                             (338)                     (400)
  Unrealized gains on securities designated as
    available for sale, net of related tax effects                         72                        60
                                                                       ------                    ------
     Total shareholders' equity                                        16,987                    16,542
                                                                       ------                    ------

     Total liabilities and shareholders' equity                       $90,264                   $86,115
                                                                       ======                    ======



                           LOGANSPORT FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)
                                                                        Three months ended           Six months ended
                                                                              June 30,                     June 30,
                                                                         1998         1997            1998         1997
                                                                         ----         ----            ----         ----
Interest income
  Loans                                                                $1,385       $1,207          $2,701       $2,369
  Mortgage-backed securities                                              130          136             282          260
  Investment securities                                                    61          103             136          203
  Interest-bearing deposits and other                                      63           54             108          107
                                                                        -----        -----           -----        -----
         Total interest income                                          1,639        1,500           3,227        2,939

Interest expense
  Deposits                                                                762          708           1,494        1,392
  Borrowings                                                               95           54             189           98
                                                                        -----        -----           -----        -----
         Total interest expense                                           857          762           1,683        1,490
                                                                        -----        -----           -----        -----

         Net interest income                                              782          738           1,544        1,449

Provision for losses on loans                                               9            5              18            8
                                                                        -----        -----           -----        -----

         Net interest income after provision for
           losses on loans                                                773          733           1,526        1,441

Other income
  Service charges on deposit accounts                                      24           19              43           37
  Gain (loss) on sale of investment and mortgage-backed
    securities                                                              3           -                3          (32)
  Gain on sale of real estate acquired through foreclosure                  6           -                6            1
  Other operating                                                          37           24              70           56
                                                                        -----        -----           -----        -----
         Total other income                                                70           43             122           62

General, administrative and other expense
  Employee compensation and benefits                                      184          169             359          333
  Occupancy and equipment                                                  17           16              36           38
  Federal deposit insurance premiums                                        9            9              19           18
  Data processing                                                          25           22              51           45
  Other operating                                                          85           78             172          157
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                  320          294             637          591
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     523          482           1,011          912

Income tax expense                                                        198          179             382          337
                                                                        -----        -----           -----        -----

NET EARNINGS                                                           $  325       $  303          $  629       $  575
                                                                       ======       ======          ======       ======

Other comprehensive income, net of tax
Unrealized gains (losses) on securities                                   (19)         125              12          106
                                                                       ------       ------          ------       ------

COMPREHENSIVE INCOME                                                   $  306       $  428          $  641       $  681
                                                                       ======       ======          ======       ======

EARNINGS PER SHARE
  Basic (based on net earnings)                                          $.26         $.24            $.50         $.46
                                                                         ====         ====            ====         ====
  Diluted (based on net earnings)                                        $.25         $.24            $.48         $.45
                                                                         ====         ====             ===         ====


                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)

                                                                          Six months ended
                                                                              June 30,
                                                                       1998              1997
                                                                       ----              ----
Balance at January 1                                                  $16,542           $15,427

Issuance of shares under stock option plan                                  7                42

Amortization of stock benefit plan                                         62                61

Cash dividends of $.21 per share in 1998 and $.20 in 1997               (265)             (251)

Comprehensive income on securities available for
  sale, net of related tax effects                                         12               106

Net earnings                                                              629               575
                                                                       ------            ------

Balance at June 30                                                    $16,987           $15,960
                                                                       ======            ======

Accumulated other comprehensive income (loss)                         $    72           $   (51)
                                                                       ======            ======


                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                                                              Six months ended
                                                                                                   June 30,
                                                                                             1998           1997
Cash flows from operating activities:
  Net earnings for the period                                                              $   629        $  575
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                              18             19
    Amortization of premiums on investments and mortgage-backed securities                     99             43
   Amortization expense of stock benefit plan                                                  62             61
    (Gain) loss  on sale of investment and mortgage-backed securities                          (3)            32
    Provision for losses on loans                                                              18              8
    Gain on sale of real estate acquired through foreclosure                                   (6)            (1)
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                                    (16)            (5)
      Accrued interest receivable on mortgage-backed securities                                14            (16)
      Accrued interest receivable on investments                                               26             11
      Prepaid expenses and other assets                                                        (7)            21
      Accrued interest and other liabilities                                                   25            (43)
      Federal income taxes
        Current                                                                               (66)           (18)
        Deferred                                                                               (2)            69
                                                                                           -------         -----
         Net cash provided by operating activities                                            791            756

Cash flows provided by (used in) investing activities:
  Proceeds from certificate of deposits in other institutions                                 100             -
  Proceeds from sale of investment securities                                                  -           1,068
  Purchase of investment securities                                                          (400)          (401)
  Maturities/calls of investment securities                                                 1,355            400
  Purchase of Federal Home Loan Bank stock                                                    (74)          (107)
  Proceeds from sale of mortgage-backed securities                                            802             -
  Purchase of mortgage-backed securities                                                   (1,948)        (2,893)
  Principal repayments on mortgage-backed securities                                        1,857            607
  Loan disbursements                                                                      (11,857)        (8,579)
  Investment in real estate partnership                                                       (14)            -
  Principal repayments on loans                                                             8,528          5,862
  Purchases and additions to office premises and equipment                                    (25)            (6)
  Proceeds from sale of real estate acquired through foreclosure                                4             14
  Increase in cash surrender value of life insurance policy                                   (21)           (18)
                                                                                           -------         ------
         Net cash used in investing activities                                             (1,693)        (4,053)


                           LOGANSPORT FINANCIAL CORP.

                Consolidated Statements of Cash Flows (continued)

                                   (Unaudited)
                                 (In thousands)
                                                                                                 Six months ended
                                                                                                      June  30,
                                                                                             1998                  1997
Cash provided by (used in) financing activities:
  Net increase in deposit accounts                                                         $3,820                $3,003
  Proceeds from Federal Home Loan Bank advances                                             5,500                 8,500
  Proceeds from note payable                                                                   -                    100
  Repayment of Federal Home Loan Bank advances                                             (5,500)               (6,000)
  Repayment of note payable                                                                   (75)               (1,500)
  Proceeds from the exercise of stock options                                                   7                    42
  Dividends on common stock                                                                  (265)                 (251)
                                                                                            ------                ------
         Net cash provided by financing activities                                          3,487                 3,894
                                                                                            -----                 -----

Net increase in cash and cash equivalents                                                   2,585                   597

Cash and cash equivalents, beginning of period                                              2,269                 3,759
                                                                                            -----                 -----

Cash and cash equivalents, end of period                                                   $4,854                $4,356
                                                                                            =====                ======


Supplemental disclosure of cash flow information: Cash paid during the year for:
    Interest on deposits and borrowings                                                    $1,679                $1,496
                                                                                           ======                ======

    Income taxes                                                                           $  449                $  355
                                                                                           ======                ======

    Dividends payable at end of period                                                     $  139                $  126
                                                                                           ======                ======

    Foreclosed mortgage loans transferred to
      real estate acquired through foreclosure                                             $   54                $   30
                                                                                           ======                ======

    Loan originated through sales of real estate owned                                     $  148                $   14
                                                                                           ======                ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1998, results of operations for the three and six month periods ended June 30, 1998 and 1997 and cash flows for the six month periods ended June 30, 1998 and 1997.


NOTE B:  Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,261,293 and 1,257,577 for the six month periods ended June 30, 1998 and 1997, respectively, and 1,261,511 and 1,258,767 for the three month periods ended June 30, 1998 and 1997, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,310,512 and 1,282,238 for the six months ended June 30, 1998 and 1997, respectively, and 1,312,978 and 1,285,607 for the three months ended June 30, 1998 and 1997, respectively.

A cash dividend of $.10 per common share was declared on June 9, 1998, payable on July 10, 1998, to stockholders of record as of June 22, 1998.


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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way management organizes the segments within the enterprise for making the operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective January 1, 1998, without material impact on the Company's financial statements.


Note D:  Other Matters

As with all providers of financial services, the Company's operations are heavily dependent on information technology systems. The Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology systems and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank is working with the companies that supply or service its information technology systems to identify and remedy and year 2000 related problems.

As of June 30, 1998, management has developed an estimate of expenses that are reasonably likely to be incurred by the Bank in connection with this issue; however, the Company does not expect to incur significant expenses to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs, and/or equipment, or incur substantial expense to make the Bank's systems, programs, and/or equipment year 2000 compliant, the Bank's net earnings and financial condition could be adversely affected.

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

Financial Condition

Total assets were $90.3 million at June 30, 1998 compared to $86.1 million at December 31, 1997, an increase of $4.2 million or 4.8%. This increase was funded primarily from a growth in deposits. Cash and cash equivalents increased approximately $2.6 million, from $2.3 million at December 31, 1997 to $4.9 million at June 30, 1998. Efforts to reinvest the growth of deposits in new loans and investments are on-going; however, the interest rate environment contributed to the time required to obtain quality investments and resulted in the increase in cash equivalents. Securities decreased from $15.7 million at December 31, 1997 to $13.9 million at June 30, 1998. Mortgage-backed securities experienced accelerated paybacks which resulted in a decrease in the yield in the investment portfolio and $1.4 million of investment securities either matured or were called during the six months ended June 30, 1998.

Net loans increased $3.4 million, or 5.4%, from $63.6 million at December 31, 1997 to $67.0 million at June 30, 1998. Loan originations amounted to $11.9 million for the six months ended June 30, 1998, with payoffs equaling $8.5 million. Loan demand in the first six months of 1998 was very strong compared to the first six months of 1997 in which loans grew by $2.7 million.

Deposits were $64.4 million at June 30, 1998 compared to $60.6 million at December 31, 1997, an increase of $3.8 million in the first six months of 1998. Borrowings consisted of $6.5 million of FHLB advances and a $1.5 million note payable related to an equity investment in low income housing.

Shareholders' equity was $17.0 million at June 30, 1998 and $16.5 million at December 31, 1997. The payment of dividends, an increase in the unrealized gain on securities available for sale, the amortization of the stock benefit plan and net earnings for the six months ended June 30, 1998 combined to result in an increase of $445,000 for the period.

Results of Operations

Comparison of the Three Months Ended June 30, 1998  and June 30, 1997
---------------------------------------------------------------------

Net earnings for the Company for the three months ended June 30, 1998 were $325,000 compared with $303,000 for three months ended June 30, 1997, an increase of $22,000 or 7.3%. Net interest income increased $44,000 while general, administrative and other expenses increased $26,000 and taxes increased $19,000. The major contributor to the increase in net interest income was the growth in the loan portfolio the past calendar year. Loans were $67.0 million at June 30, 1998 compared to $59.5 million at June 30, 1997.

The provision for loan losses was $9,000 for the three months ended June 30, 1998 and $5,000 for the three months ended June 30, 1997. All three properties in real estate owned at the end of the quarter ending March 31, 1998 were sold during April 1998 resulting in a small gain for the Company. No property was in real estate owned on June 30, 1998. One property, which was valued at $8,000, was in real estate owned on June 30, 1997. Non-performing loans decreased to $232,000, or 0.34% of loans at June 30, 1998 from $431,000, or 0.67% of loans at
December 31, 1997. Loan loss reserves amounted to $240,000 or .36% of total loans at June 30, 1998 compared to $245,000, or 0.38% at December 31, 1997.

Total other income increased by $27,000, or 62.8%, during the three months ended June 30, 1998, because of a $3,000 gain on the sale of securities and a $6,000 gain on the sale of real estate owned. In addition, service charges on deposit accounts increased $5,000 and other operating income increased $13,000. Other operating income includes various loan fees and a one time fee of $4,300 which represented a prepayment penalty on a participation loan.

Total general, administrative and other expenses increased $26,000 or 8.8% in the three months ended June 30, 1998 compared to June 30, 1997. Employee compensation and benefits increased $15,000 or 8.9%. This increase was a result of salary increases and additional personnel compared to a year ago and an increase in medical insurance costs. Data processing fees increased $3,000 and other operating expenses increased $7,000, mainly in the area of bank service fees. Bank service fees have increased due to changes in handling our daily deposit but are offset by an increase in interest income due to better cash availability.

The Company's effective tax rate for the three months ended June 30, 1998 was 37.9% and was 37.1% for the three months ended June 30, 1997.


Comparison of the Six Months Ended June 30,1998 and June 30, 1997

Net earnings for the Company for the six months ended June 30, 1998 was $629,000 compared with $575,000 for the six months ended June 30, 1997, an increase of $54,000 or 9.4%. Interest income increased $288,000 as a result of the increase in the loan portfolio. Interest expense increased $193,000 resulting in an improvement in net interest income of $95,000 or 6.6% when comparing the six months ended June 30, 1998 to the six months ended June 30, 1997.

Comparison of the Six Months Ended June 30,1998 and June 30, 1997 (continued)

The provision for loan losses was $18,000 for the six months ended June 30, 1998 and $8,000 for the six months ended June 30, 1997. There were two properties taken into real estate owned in the six months ended June 30, 1998. One property was written down from $37,000 to a net realizable value of $23,000 during the first quarter. During the second quarter, two consumer loans were written off for $9,000, resulting in a total of $23,000 being written off against the allowance in the first six months of 1998. Two properties were taken into real estate owned during the six months ended June 30, 1997 and loan chargeoffs totaled $16,000 for the first six months of 1997.

Total other income increased by $60,000 or 96.8%, during the six months ended June 30, 1998, compared to the six months ended June 30, 1997, primarily because of the $32,000 loss on the sale of available for sale securities during the six months ended June 30, 1997. Service charges on deposit accounts increased $6,000 or 16.2%. This increase is a result of an increase in the volume of transaction accounts. There was a nonrecurring recovery on securities previously written off of $13,083 which is reflected in other operating income for the six months ended June 30, 1997.

Total general, administrative and other expenses increased $46,000 or 7.8% for the six months ended June 30, 1998 compared to the six months ended June 30, 1997. Employee compensation and benefits increased $26,000 or 7.8%. Data processing costs increased $6,000 as a result of an increase in the volume of accounts and price increases. Other operating expenses increased $15,000 mainly as a result of an increase in bank service fees incurred in processing our cash deposit. This is offset by an increase in interest income due to improved cash availability.

The Company's effective tax rate for the six months ended June 30,1998 was 37.8% compared to 37.0% for the six months ended June 30, 1997.


Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 1998, the Bank's tangible capital ratio was 18.51%, its leverage ratio was 18.51%, and its risk-based capital to risk-weighted assets ratio was 34.26%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of June 30, 1998.

Capital Standard            Required          Bank's                Excess
----------------            --------          ------                ------
Tangible (1.5%)            $1,347,000        $16,621,000           $15,274,000
Core (4.0%)                 3,592,000         16,621,000            13,029,000
Risk-based (8.0%)           3,937,000         16,861,000            12,924,000


Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings account and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 4%. At June 30, 1998 the Bank's regulatory liquidity ratio was 35.5%.

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

The Office of Thrift Supervision ("OTS") issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of March 31, 1998, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points and in accordance with OTS regulations. As illustrated in the table, The Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Change                 Net Portfolio Value          NPV as % of PV of Assets
In Rates       $ Amount   $ Change   % Change         NPV Ratio       Change
--------       --------   --------   --------         ---------       ------
                                    (Dollars in thousands)
+400bp           12,335     -5,942       -33 %          14.83 %        -540bp
+300bp           14,154     -4,123       -23 %          16.60 %        -363bp
+200bp           15,847     -2,431       -13 %          18.16 %        -207bp
+100bp           17,261     -1,016       - 6 %          19.39 %        - 84bp
   0bp           18,277                                 20.23 %
-100bp           18,940        662        +4 %          20.73 %        + 50bp
-200bp           19,473      1,195        +7 %          21.10 %        + 87bp
-300bp           20,275      1,997       +11 %          21.68 %        +145bp
-400bp           21,384      3,107       +17 %          22.51 %        +227bp

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                 20.23 %
Exposure Measure: Post-Shock NPV Ratio                        18.16 %
Sensitivity Measure: Change in NPV Ratio                      (207 bp)

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended June 30, 1998, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 14, 1998, the Company held it 1997 annual meeting of shareholders. A total of 1,004,016 shares, or 79.61% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

Two directors were nominated by the Company's Board of Directors to serve new three year terms. This was the only item of business at the meeting. These nominees, and the voting results for each are listed below.

                         For      Withheld     Abstentions      Broker Nonvotes
Donald G. Pollitt      999,135      4,881            0                0
Susanne S. Ridlen      999,685      4,331            0                0

The continuing directors and the remaining amount of their terms are listed below.

Norbert E. Adrian (two year term)
William Tincher Jr. (two year term)
Charles J. Evans (one year term)
David G. Wihebrink (one year term)
Thomas G. Williams (one year term)

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

                  27.1 Financial Data Schedule for the six month period ended June 30, 1998.

                  27.2 Restated Financial Data Schedule for the six month period ended June 30, 1997.

         (b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the fiscal quarter ended June 30, 1998.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                              Logansport Financial Corp.



Date:  August 12, 1998                    By:
                                              Thomas G. Williams, President and
                                              Chief Executive Officer


Date:  August 12, 1998                    By:
                                              Dottye Robeson, Secretary and
                                              Treasurer