Form 10-Q
period 1998-09-30
LOGANSPORT FINANCIAL CORP
filed 1998-11-12
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30, 1998 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]                                   No [ ]
The number of shares of the Registrant's common stock, without par value, as of November 1, 1998 was 1,198,710.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index
                                                                       Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                            3

           Consolidated Statements of Financial
             Condition as of September 30, 1998
             (Unaudited) and December 31, 1997

           Consolidated  Statements  of  Earnings
             for the three and nine months ended
             September 30, 1998 and 1997 (Unaudited )

           Consolidated  Statements of Shareholders'
             Equity for the nine months ended
             September 30, 1998 and 1997 (Unaudited)

           Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1998 and 1997 (Unaudited)

           Notes to Consolidated Financial Statements                       8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       16

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               18

Item 6.    Exhibits and Reports of Form 8-K                                18

SIGNATURES                                                                 19



                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                  September 30,            December 31,
                                                                                           1998                    1997

         ASSETS
Cash and due from banks                                                                $    558                $    589
Interest-bearing deposits in other financial institutions                                 5,290                   1,680
                                                                                         ------                  ------
         Cash and cash equivalents                                                        5,848                   2,269

Certificates of deposit in other financial institutions                                      -                      100
Investment securities available for sale-at market                                        3,572                   5,750
Mortgage-backed securities available for sale-at market                                   8,985                   9,932
Loans receivable-net                                                                     69,475                  63,635
Real estate acquired through foreclosure-net                                                 -                      106
Office premises and equipment-at depreciated cost                                           715                     465
Federal Home Loan Bank stock- at cost                                                       568                     494
Investment in real estate partnership                                                     1,560                   1,540
Accrued interest receivable on loans                                                        323                     299
Accrued interest receivable on mortgage-backed securities                                    69                      83
Accrued interest receivable on investments                                                   40                     121
Prepaid expenses and other assets                                                            42                      33
Cash surrender value of life insurance                                                    1,116                   1,085
Deferred income tax asset                                                                   181                     203
                                                                                         ------                  ------

Total assets                                                                            $92,494                 $86,115
                                                                                         ======                  ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                $67,421                 $60,595
Advances from the Federal Home Loan Bank                                                  6,500                   6,500
Notes payable                                                                             1,450                   1,525
Accrued interest and other liabilities                                                      919                     861
Accrued income taxes                                                                          3                      92
                                                                                         ------                  ------
Total liabilities                                                                        76,293                  69,573

Shareholders' equity
  Common stock                                                                            7,575                   7,566
  Retained earnings-restricted                                                            9,853                   9,316
  Treasury stock at cost, 63,090 shares                                                    (946)                     -
  Less shares acquired by stock benefit plan                                               (400)                   (400)
  Unrealized gains on securities designated as
    available for sale, net of related tax effects                                          119                      60
                                                                                         ------                  ------
Total shareholders' equity                                                               16,201                  16,542
                                                                                         ------                  ------

Total liabilities and shareholders' equity                                              $92,494                 $86,115
                                                                                         ======                  ======




                           LOGANSPORT FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                                       Three months ended            Nine months ended
                                                                         September 30,                  September 30,
                                                                     1998             1997            1998         1997
Interest income
  Loans                                                            $1,401           $1,262          $4,102       $3,631
  Mortgage-backed securities                                          130              139             412          399
  Investment securities                                                54               96             190          299
  Interest-bearing deposits and other                                  79               60             187          167
                                                                    -----            -----           -----        -----
         Total interest income                                      1,664            1,557           4,891        4,496

Interest expense
  Deposits                                                            799              731           2,293        2,123
  Borrowings                                                           95               73             284          171
                                                                    -----            -----           -----        -----
         Total interest expense                                       894              804           2,577        2,294
                                                                    -----            -----           -----        -----

         Net interest income                                          770              753           2,314        2,202
Provision for losses on loans                                          13                9              31           17
                                                                    -----            -----           -----        -----
         Net interest income after provision for
           losses on loans                                            757              744           2,283        2,185

Other income
  Service charges on deposit accounts                                  26               27              69           64
  Loss on sale of investments and mortgage-backed securities           (3)             (19)             -           (51)
  Gain on sale of real estate acquired through foreclosure             -                -                6            1
  Other operating                                                      37               32             107           88
                                                                    -----            -----           -----        -----
         Total other income                                            60               40             182          102

General, administrative and other expense
  Employee compensation and benefits                                  177              176             536          509
  Occupancy and equipment                                              22               18              58           56
  Federal deposit insurance premiums                                    9                9              28           27
  Data processing                                                      30               27              81           72
  Other operating                                                      82               80             254          237
                                                                    -----            -----           -----        -----
         Total general, administrative and other expense              320              310             957          901
                                                                    -----            -----           -----        -----

         Earnings before income taxes                                 497              474           1,508        1,386
Income tax expense                                                    189              177             571          514
                                                                    -----            -----           -----        -----

         NET EARNINGS                                              $  308           $  297          $  937       $  872
                                                                    =====            =====           =====        =====
Other comprehensive income, net of tax
Unrealized gains on securities                                         47               47              59          153
                                                                    -----            -----           -----        -----
COMPREHENSIVE INCOME                                               $  355           $  344          $  996       $1,025
                                                                    =====            =====           =====        =====
EARNINGS PER SHARE
  Basic (based on net earnings)                                      $.24             $.23            $.74         $.69
                                                                      ===              ===             ===          ===
  Diluted (based on net earnings)                                    $.24             $.23            $.72         $.68
                                                                      ===              ===             ===          ===



                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)

                                                                               Nine months ended
                                                                                September 30,
                                                                           1998                  1997
Balance at January 1                                                    $16,542               $15,427

Issuance of shares under stock option plan                                    9                    45

Purchase of shares for stock benefit plan                                   (93)                   -

Amortization of stock benefit plan                                           93                    92

Purchase of shares                                                         (946)                   -

Cash dividends of $.32 per share in 1998 and $.30 in 1997                  (400)                 (378)

Unrealized gains on securities designated as
available for sale, net of related tax effects                               59                   153

Net earnings                                                                937                   872
                                                                         ------                ------

Balance at September 30                                                 $16,201               $16,211
                                                                         ======                ======

Accumulated other comprehensive income                                  $   119               $    (4)
                                                                         ======                ======



                           LOGANSPORT FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                    Nine months ended
                                                                                     September 30,
                                                                               1998                  1997
Cash flows from operating activities:
  Net earnings for the period                                               $   937               $   872
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                28                    28
    Amortization of premiums on investments and
      mortgage-backed securities                                                142                    70
    Amortization expense of stock benefit plan                                   93                    92
    Loss on sale of investment and mortgage-backed securities                    -                     51
    Provision for losses on loans                                                31                    17
    Gain on sale of real estate acquired through foreclosure                     (6)                   (1)
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                      (24)                  (10)
      Accrued interest receivable on mortgage-backed securities                  14                   (26)
      Accrued interest receivable on investments                                 81                    49
      Prepaid expenses and other assets                                          (9)                   17
      Accrued interest and other liabilities                                     58                     6
      Federal income taxes
        Current                                                                 (89)                  (42)
        Deferred                                                                 22                   100
                                                                             ------                ------
         Net cash provided by operating activities                            1,278                 1,223

Cash flows provided by (used in) investing activities:
  Proceeds from certificates of deposit in other institutions                   100                    -
  Proceeds from sale of investment securities                                    -                  1,797
  Purchase of investment securities                                            (400)               (1,401)
  Maturities/calls of investment securities                                   2,655                   750
  Purchase of Federal Home Loan Bank stock                                      (74)                 (107)
  Proceeds from sale of mortgage-backed securities                            1,177                   420
  Purchase of mortgage-backed securities                                     (3,039)               (4,974)
  Principal repayments on mortgage-backed securities                          2,673                 1,104
  Loan disbursements                                                        (18,550)              (13,845)
  Investment in real estate partnership                                         (20)                   (8)
  Principal repayments on loans                                              12,763                 9,517
  Purchases and additions to office premises and equipment                     (278)                  (19)
  Proceeds from sale of real estate acquired through foreclosure                  4                    14
  Increase in cash surrender value of life insurance policy                     (31)                  (27)
                                                                             ------                ------
         Net cash used in investing activities                               (3,020)               (6,779)
                                                                             ------                ------



                           LOGANSPORT FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                 Nine months ended
                                                                                  September 30,
                                                                            1998                  1997
Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                        $6,826                $4,345
  Proceeds from Federal Home Loan Bank advances                            5,500                 9,500
  Proceeds from note payable                                                  -                    100
  Repayment of Federal Home Loan Bank advances                            (5,500)               (6,000)
  Repayment of note payable                                                  (75)               (1,500)
  Proceeds from the exercise of stock options                                  9                    45
  Purchase of shares for stock benefit plan                                  (93)                   -
  Purchase of shares                                                        (946)                   -
  Dividends on common stock                                                 (400)                 (378)
                                                                           -----                 -----
         Net cash provided by financing activities                         5,321                 6,112
                                                                           -----                 -----

Net increase in cash and cash equivalents                                  3,579                   556

Cash and cash equivalents, beginning of period                             2,269                 3,759
                                                                           -----                 -----

Cash and cash equivalents, end of period                                  $5,848                $4,315
                                                                           =====                 =====


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                   $2,560                $2,278
                                                                           =====                 =====

    Income taxes                                                          $  675                $  556
                                                                           =====                 =====

    Dividends payable at end of period                                    $  135                $  126
                                                                           =====                 =====

    Foreclosed mortgage loans transferred to
      real estate acquired through foreclosure                            $   54                $  136
                                                                           =====                 =====

    Loan originated through sales of real estate owned                    $  148                $   14
                                                                           =====                 =====


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1997. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1998, results of operations for the three and nine month periods ended September 30, 1998 and 1997 and cash flows for the nine month periods ended September 30, 1998 and 1997.


NOTE B: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,259,225 and 1,258,594 for the nine month periods ended September 30, 1998 and 1997, respectively, and 1,255,155 and 1,260,593 for the three month periods ended September 30, 1998 and 1997, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,305,333 and 1,286,547 for the nine months ended September 30, 1998 and 1997, respectively, and 1,294,506 and 1,294,529 for the three months ended September 30, 1998 and 1997, respectively.

A cash dividend of $.11 per common share was declared on September 9, 1998, payable on October 9, 1998, to stockholders of record as of September 21, 1998.


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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way management organizes the segments within the enterprise for making the operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective January, 1 1998, without a material impact on the Company's financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.


Note D: Stock Repurchase

On September 8, 1998 the Company announced its intention to repurchase, from time to time, on the open market, up to 5% of the Company's outstanding shares of common stock, without par value, or 63,090 shares. Repurchases began on September 14, 1998 and the program was completed on September 18, 1998. A total of 63,090 share were repurchased at an average price of $15.00 per share.

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

Financial Condition

Total assets were $92.5 million at September 30, 1998 compared to $86.1 million at December 31, 1997, an increase of $6.4 million or 7.4%. This increase was funded primarily from a growth in deposits. Cash and cash equivalents increased approximately $3.5 million, from $2.3 million at December 31, 1997 to $5.8 million at September 30, 1998. Efforts to reinvest the growth of deposits in new loans and investments are on-going; however, the interest rate environment contributed to the time required to obtain quality investments and resulted in the increase in cash equivalents. Securities decreased from $15.7 million at December 31, 1997 to $12.6 million at September 30, 1998. Mortgage-backed securities experienced accelerated pay backs which resulted in a decrease in the yield in the investment portfolio and $2.7 million of investment securities either matured or were called during the nine months ended September 30, 1998.

Net loans increased $5.8 million, or 9.2%, from $63.6 million at December 31, 1997 to $69.4 million at September 30, 1998. Loan originations amounted to $18.6 million for the nine months ended September 30, 1998, with payoffs equaling $12.8 million. Loan demand continued to be strong.

Deposits were $67.4 million at September 30, 1998 compared to $60.6 million at December 31, 1997, an increase of $6.8 million in the first nine months of 1998. Borrowings consisted of $6.5 million of FHLB advances and a $1.5 million note payable related to an equity investment in low income housing.

Shareholders' equity was $16.2 million at September 30, 1998 and $16.5 million at December 31, 1997. During the third quarter approximately $1.0 million of equity was used to repurchase 5% of the Company's common stock and additional shares were also purchased for the Bank RRP Plan. This, combined with the payment of dividends, resulted in a decrease in equity of $1.4 million. Equity was increased approximately $1.1 million by earnings, amortization of the stock benefit plan, and an increase in the market value of available for sale securities.

Results of Operations

Comparison of the Three Months Ended September 30, 1998  and September 30, 1997

Net earnings for the Company for the three months ended September 30, 1998 were $308,000 compared with $297,000 for three months ended September 30, 1997, an increase of $11,000 or 3.7%. Net interest income increased $17,000 while general, administrative and other expenses increased $10,000 and taxes increased $12,000. The major contributor to the increase in net interest income was the growth in the loan portfolio during the past twelve months. Loans were $69.4 million at September 30, 1998 compared to $61.0 million at September 30, 1997. However, the impact of such growth was off-set by a decline in the yield on the loan and investment portfolios.

The provision for loan losses was $13,000 for the three months ended September 30, 1998 and $9,000 for the three months ended September 30, 1997. No property was in real estate owned on September 30, 1998. One property, which was valued at $106,000, was in real estate owned on December 31, 1997. Non-performing loans decreased to $225,000, or 0.32% of loans at September 30, 1998 from $431,000, or 0.67% of loans at December 31, 1997. Loan loss reserves amounted to $253,000 or
 .36% of total loans at September 30, 1998 compared to $245,000, or 0.38% at December 31, 1997.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Total other income increased by $20,000, or 50.0%, during the three months ended September 30, 1998, mainly because of a $19,000 loss on the sale of securities in the three month period ending September 30, 1997. In addition, service charges on deposit accounts decreased $1,000 and other operating income increased $5,000.

Total general, administrative and other expenses increased $10,000, or 3.2%, in the three months ended September 30, 1998 compared to September 30, 1997. Data processing fees increased $3,000 due to loan and deposit growth and occupancy and equipment expense increased $4,000 mainly because of increased depreciation related to the purchase of new computer equipment.

The Company's effective tax rate for the three months ended September 30, 1998 was 38.0% and was 37.3% for the three months ended September 30, 1997.


Comparison of the Nine Months Ended September 30,1998 and September 30, 1997

Net earnings for the Company for the nine months ended September 30, 1998 was $937,000 compared with $872,000 for the nine months ended September 30, 1997, an increase of $65,000 or 7.5%. Interest income increased $395,000, or 8.8%, as a result of the increase in the loan portfolio. Interest expense increased $283,000, or 12.3% resulting in an improvement in net interest income of $112,000, or 5.1%, when comparing the nine months ended September 30, 1998 to the nine months ended September 30, 1997.

The provision for loan losses was $31,000 for the nine months ended September 30, 1998 and $17,000 for the nine months ended September 30, 1997. There were two properties taken into real estate owned in the nine months ended September 30, 1998. One property was written down from $37,000 to a net realizable value of $23,000 during the first quarter. During the second quarter, two consumer loans were written off for $9,000, resulting in a total of $23,000 being written off against the allowance in the first nine months of 1998. Three properties were taken into real estate owned during the nine months ended September 30, 1997 and net loan chargeoffs and recoveries totaled $17,000 for the first nine months of 1997.

Total other income increased by $80,000, or 78.4%, during the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997, primarily because of the $51,000 loss on the sale of available for sale securities during the nine months ended September 30, 1997. Service charges on deposit accounts increased $5,000, or 7.8%. This increase is a result of an increase in the volume of transaction accounts. There was a nonrecurring recovery on securities previously written off of $13,083 which is reflected in other operating income for the nine months ended June 30, 1997.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1998, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Total general, administrative and other expenses increased $56,000, or 6.2%, for the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997. Employee compensation and benefits increased $27,000, or 5.3%. Data processing costs increased $9,000 as a result of an increase in the volume of accounts and price increases. Other operating expenses increased $17,000, or 7.2%, mainly as a result of an increase in bank service fees incurred in processing our cash deposit. This is offset by an increase in interest income due to improved cash availability.


The Company's effective tax rate for the nine months ended September 30,1998 was 37.9% compared to 37.1% for the nine months ended September 30, 1997.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 1998, the Bank's tangible capital ratio was 17.24%, its leverage ratio was 17.24%, and its risk-based capital to risk-weighted assets ratio was 31.84%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of September 30, 1998.

Capital Standard         Required           Bank's                  Excess
----------------         --------           ------                  ------
Tangible (1.5%)         $1,381,000        $15,870,000            $14,489,000
Core (4.0%)              3,683,000         15,870,000             12,187,000
Risk-based (8.0%)        4,051,000         16,123,000             12,072,000

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 4%. At September 30, 1998 the Bank's regulatory liquidity ratio was 34.3%.

Year 2000 Compliance Matters

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

Management and the Board of Directors recognize and understand Year 2000 ("Y2K") risks, are active in overseeing corrective efforts, and are ensuring that all necessary resources are available to address the problem. The awareness and assessment phases of the Company's Year 2000 plan have been completed and the testing phase will begin soon. The Company's data processing is performed primarily by a third party servicer. The Company also uses software and hardware which are covered under maintenance agreements with third party vendors. Consequently the Company is dependent on these vendors to conduct its business. The Company has contacted each vendor to request time tables for Year 2000 compliance and the expected costs, if any, to be passed along to the Company. The Company has been informed that its primary service provider is on schedule and testing will begin in the fourth quarter.

During 1998 the Company has replaced or upgraded all equipment to be Year 2000 compliant at a cost of less than $30,000. As of September 30, 1998, management has developed an estimate of expenses that are reasonably likely to be incurred by the Bank in connection with this issue; however, the Company does not expect to incur significant expenses to implement the necessary corrective measures and additional costs related to the Y2K issues are not expected to have a material impact on the Company's 1998 or 1999 financial statements.

Should the Company's data center become unable to provide the necessary services upon arrival of the Year 2000, the Company will have the capability to account for transactions on a manual basis until the data center returns to normal operations, or the Company will consider the need to contract with an alternate service provider.

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

The Office of Thrift Supervision ("OTS") issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of June 30, 1998, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points and in accordance with OTS regulations. As illustrated in the table, The Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.


Change                             Net Portfolio Value      NPV as % of PV of Assets
In Rates        $ Amount        $ Change       % Change       NPV Ratio      Change
--------        --------        --------       --------       ---------      ------
                                   (Dollars in thousands)
+400bp            12,725          -5,309          -29%         15.07%        -469bp
+300bp            14,421          -3,614          -20%         16.67%        -309bp
+200bp            15,962          -2,072          -11%         18.05%        -171bp
+100bp            17,205            -829          - 5%         19.11%        - 65bp
   0bp            18,034                                       19.76%
-100bp            18,597             563           +3%         20.16%        + 40bp
-200bp            19,172           1,138           +6%         20.56%        + 80bp
-300bp            20,014           1,979          +11%         21.17%        +141bp
-400bp            21,145           3,111          +17%         21.99%        +223bp


Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                 19.76 %
Exposure Measure: Post-Shock NPV Ratio                        18.05 %
Sensitivity Measure: Change in NPV Ratio                      (171 bp)

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

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

Neither the Bank nor the  Company  were,  during the  three-month  period  ended
September 30, 1998, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

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

               10.1 The  Registrant's  Stock  Option  Plan  is  incorporated  by reference to Exhibit A to the Registrant's Proxy Statement for its Annual Shareholder Meeting held on April 9, 1996, and resolutions dated July 14, 1998, amending the Registrant's Stock Option Plan.

               10.2 Logansport  Savings Bank, FSB Recognition and Retention Plan
                    and Trust is incorporated by reference to Exhibit B to the Registrant's Proxy Statement for its Annual Shareholder Meeting held on April 9, 1996, and resolutions dated July 14, 1998, amending the Logansport Savings Bank, FSB Recognition and Retention Plan and Trust.

               27.1 Financial  Data  Schedule  for the nine month  period  ended
                    September 30, 1998.

               27.2 Restated  Financial  Data Schedule for the nine month period ended September 30, 1997.

         (b)      Reports on Form 8-K
                           One report on Form 8-K was filed on September 9, 1998 to report the Company's intention to repurchase 5% of the Company's outstanding shares of common stock from time to time on the open market.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                        Logansport Financial Corp.



Date:    November  12, 1998             By:   /s/ Thomas G. Williams
         ------------------                   ---------------------------------
                                              Thomas G. Williams, President and
                                              Chief Executive Officer


Date:    November  12, 1998             By:   /s/ Dottye Robeson
         ------------------                   ---------------------------------
                                              Dottye Robeson, Secretary and
                                              Treasurer