Form 10-K
period 1998-12-31
LOGANSPORT FINANCIAL CORP
filed 1999-03-29
CIK 939928

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES NO Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 22, 1999, was $13,755,605.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 22, 1999, was 1,198,710 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated into Part II. Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page 30
                               Page 1 of 30 Pages

                           LOGANSPORT FINANCIAL CORP.

                                    Form 10-K

                                      INDEX

                                                                            Page

Forward Looking Statements..................................................  1

PART I
Item  1.    Business........................................................  1
Item  2.    Properties...................................................... 25
Item  3.    Legal Proceedings............................................... 25
Item  4.    Submission of Matters to a Vote of Security Holders............. 25
Item  4.5.  Executive Officers of Registrant................................ 25

PART II
Item  5.    Market for Registrant's Common Equity and Related
              Stockholder Matters........................................... 26
Item  6.    Selected Financial Data......................................... 27
Item  7.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................... 27
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...... 27
Item  8.    Financial Statements and Supplementary Data..................... 27
Item  9.    Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure........................... 27

PART III
Item 10.    Directors and Executive Officers of Registrant.................. 27
Item 11.    Executive Compensation.......................................... 27
Item 12.    Security Ownership of Certain Beneficial Owners
              and Management................................................ 27
Item 13.    Certain Relationships and Related Transactions.................. 27

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K................................................... 28
            Signatures...................................................... 29

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

                                     PART I
Item 1.       Business.

General

         Logansport Financial Corp. (the "Holding Company" and, together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February, 1995, to become a unitary savings and loan holding company. The Holding Company became a unitary savings and loan holding company upon the conversion of Logansport Savings Bank, FSB (the "Bank") from a federal mutual savings bank to a federal stock savings bank on June 13, 1995. The principal asset of the Holding Company consists of 100% of the issued and outstanding shares of common stock, $.01 par value per share, of the Bank. The Bank began operations in Logansport, Indiana under the name Logansport Building and Loan Association in 1925. In 1962, the Bank changed its name to Logansport Savings and Loan Association, and in 1992, the Bank converted to a federally charted savings bank known as Logansport Savings Bank, FSB. The Bank serves the needs of primarily residents of Cass County, Indiana.

         The Bank is the oldest financial institution headquartered in Logansport, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity loans; (iii) home improvement loans; (iv) construction loans; (v) share loans; (vi) commercial real estate loans; (vii) multi-family loans; (viii) consumer loans; (ix) NOW accounts; (x) passbook savings accounts; (xi) certificates of deposit; (xii) consumer and commercial demand deposit accounts; and (xiii) individual retirement accounts. In the fourth quarter of 1998 the Bank decided to offer a complete line of commercial lending to include operating lines of credit secured by receivables and inventory and term financing for equipment purchases. The Holding Company and the Bank conduct business out of their main office located in Logansport, Indiana. The Bank is and historically has been a significant real estate mortgage lender in Cass County, Indiana, originating approximately 28.3% of the mortgage loan volume recorded in Cass County by Cass County institutions during the year ended December 31, 1998.

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 69.4% of the Company's total loan portfolio at December 31, 1998. The Bank also offers multi-family mortgage loans, commercial real estate loans, construction loans, and consumer loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 2.1% and 4.6%, respectively, of the Company's total loan portfolio at December 31, 1998. Residential, multi-family and commercial real estate construction loans constituted approximately 4.6% of the Company's total loan portfolio at December 31, 1998. Installment, share, home equity, and home improvement loans constituted approximately 10.0%, .4%, 1.5%, and 7.4%, respectively, of the Company's total loan portfolio at December 31, 1998.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                     At December 31,
                                  --------------------------------------------------------------------------------------
                                       1998               1997             1996             1995             1994
                                  ---------------   ---------------  ----------------  ---------------- ----------------
                                          Percent           Percent           Percent           Percent          Percent
                                  Amount of Total   Amount of Total  Amount  of Total  Amount  of Total Amount  of Total
                                  ------ --------   ------ --------  ------  --------  ------  -------- ------  --------
                                                                 (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
   Residential.................   $52,205  69.35%  $46,419  72.48%   $41,109  72.05%  $36,608   73.15%  $33,402  74.92%
   Commercial real estate......     3,492   4.64     3,072   4.80      2,701   4.73     1,620    3.24     2,718   6.10
   Multi-family................     1,584   2.10     1,844   2.88      2,370   4.15     1,915    3.83       722   1.62
Construction:
   Residential ................     1,742   2.31     1,333   2.08        574   1.01       575    1.15       330    .74
   Commercial
     real estate...............     1,400   1.86       ---     ---       194    .34       198     .39       ---     ---
   Multi-family................       350    .47       ---     ---       248    .43       250     .50       680   1.52
Commercial paper ..............       ---    ---       ---     ---       ---     ---      878    1.75       500   1.12
Consumer loans:
   Installment (2).............     7,507   9.97     5,409   8.44      4,615   8.09     3,729    7.45     2,778   6.23
   Share ......................       314    .42       313    .49        286    .50       219     .44       244    .55
   Home equity.................     1,090   1.45       685   1.07        595   1.04       398     .79       300    .67
   Home improvement............     5,589   7.43     4,972   7.76      4,368   7.66     3,656    7.31     2,911   6.53
                                  ------- ------   ------- ------    ------- ------   -------  ------   ------- ------
     Gross loans receivable....   $75,273 100.00%  $64,047 100.00%   $57,060 100.00%  $50,046  100.00%  $44,585 100.00%
                                  ======= ======   ======= ======    ======= ======   =======  ======   ======= ======
TYPE OF SECURITY
   Residential (1).............   $61,291  81.42%  $53,409  83.39%   $46,689  81.83%  $41,407   82.74%  $36,943  82.86%
   Commercial real estate......     4,108   5.46     3,212   5.02      2,895   5.07     1,818    3.63     2,718   6.10
   Multi-family................     1,934   2.57     1,844   2.88      2,618   4.59     2,165    4.33     1,402   3.14
   Deposits....................       314    .42       313    .49        286    .50       219     .44       244    .55
   Auto........................     2,210   2.94     2,148   3.35      2,042   3.58     1,288    2.57     1,005   2.26
   Consumer residential (2)....     1,918   2.55     1,617   2.52      1,074   1.88     1,232    2.46       846   1.90
   Other security..............     3,498   4.64     1,504   2.35      1,456   2.55     1,039    2.08       917   2.05
   Unsecured (3)...............       ---     ---      ---     ---       ---     ---      878    1.75       510   1.14
                                  ------- ------   ------- ------    ------- ------   -------  ------   ------- ------
     Gross loans receivable....    75,273 100.00%   64,047 100.00%    57,060 100.00%   50,046  100.00    44,585 100.00
Deduct:
Allowance for loan losses......       285    .38       245    .38        236    .41       223     .45       206    .46
Loans in process...............     1,915   2.54       167    .26         22    .04       116     .23       359    .81
                                  ------- ------   ------- ------    ------- ------   -------  ------   ------- ------
   Net loans receivable........   $73,073  97.08%  $63,635  99.36%   $56,802  99.55%  $49,707   99.32%  $44,020  98.73%
                                  =======  =====   =======  =====    =======  =====   =======   =====   =======  =====
Mortgage Loans:
   Adjustable-rate.............   $45,552  74.95%  $42,984  81.61%   $38,729  82.06%  $34,715   84.33%  $31,057  82.05%
   Fixed-rate..................    15,221  25.05     9,684  18.39      8,467  17.94     6,451   15.67     6,795  17.95
                                  ------- ------   ------- ------    ------- ------   -------  ------   ------- ------
     Total.....................   $60,773 100.00%  $52,668 100.00%   $47,196 100.00%  $41,166  100.00%  $37,852 100.00%
                                  ======= ======   ======= ======    ======= ======   =======  ======   ======= ======

(1) Includes home equity, residential construction and home improvement loans.
(2) Includes "one-pay" notes due in less than one year secured by residential real estate.
(3)      Includes commercial paper and bankers' acceptances.

         The following table sets forth certain information at December 31, 1998, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                     Balance                      Due during years ending December 31,
                                   Outstanding                                    2002       2004       2009       2014
                                 at December 31,                                   to         to         to         and
                                      1998        1999      2000       2001       2003       2008       2013     following
                                     -------     ------      ----    ------     ------    -------    -------    -------
                                                                  (In thousands)
Mortgage loans:
   Residential ....................  $53,947    $   323     $  41   $   277    $   602     $7,502    $13,329    $31,873
   Multi-family....................    1,934        ---       ---       ---        190        634        760        350
   Commercial real estate..........    4,892          2         1        30         67      1,251        923      2,618
Consumer loans:
   Home improvement................    5,589         41       153       518        867      2,276      1,423        311
   Home equity.....................    1,090        ---       ---       ---        ---        ---      1,090        ---
   Installment.....................    7,507      2,777       517       711      1,886      1,339        277        ---
   Share...........................      314        314       ---       ---        ---        ---        ---        ---
                                     -------     ------      ----    ------     ------    -------    -------    -------
Total  ............................  $75,273     $3,457      $712    $1,536     $3,612    $13,002    $17,802    $35,152
                                     =======     ======      ====    ======     ======    =======    =======    =======

         The following table sets forth, as of December 31, 1998, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.


                                                      Due After December 31, 1999
                                    --------------------------------------------------------
                                    Fixed Rates             Variable Rates             Total
                                                            (In thousands)

Mortgage loans:
   Residential .................    $ 13,542                   $40,082                $53,624
   Multi-family.................         ---                     1,934                  1,934
   Commercial real estate.......       1,400                     3,490                  4,890
Consumer loans:
   Home improvement.............       5,548                       ---                  5,548
   Home equity..................         ---                     1,090                  1,090
   Installment..................       4,730                       ---                  4,730
                                     -------                   -------                -------
     Total......................     $25,220                   $46,596                $71,816
                                     =======                   =======                =======

         Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $52.2 million, or 69.4% of the Company's portfolio of loans at December 31, 1998, consisted of one- to four-family residential mortgage loans, of which approximately 75.0% had adjustable rates.

         The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. These ARMs have a current margin above such index of 2.75%, or 3.00% if interest is amortized and payments are due bi-weekly. Interest rates cannot adjust lower than the rate at the time of origination. Many of the residential ARMs in the Company's portfolio at December 31, 1998 provided for a maximum rate adjustment per year of 1%, although the Bank began originating residential ARMs which provide for a maximum rate adjustment of 2% per year in 1995. The Bank's residential ARMs provide for a maximum rate adjustment of 5% over the life of the loan. These ARMs generally bear terms of between 15 and 25 years.

         The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period that generally does not exceed 15 years. At December 31, 1998, 25.0% of the Company's residential mortgage loans had fixed rates of interest.

         The Bank does not currently originate residential mortgage loans if the ratio of the loan amount to the lesser of current cost or appraised value of the property (i.e., the "loan-to-value ratio") exceeds 95% and does not currently require private mortgage insurance on its residential single-family mortgage loans.

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

         At December 31, 1998, residential loans amounting to $269, or .36% of total loans, were included in non-performing assets. See "-- Non-Performing and Problem Assets."

         Commercial Real Estate Loans. At December 31, 1998, $3.5 million, or 4.6% of the Company's total loan portfolio, consisted of commercial real estate loans. Of these loans, $427,000 constituted participations in loans secured by commercial real estate which were purchased from other financial institutions. The commercial real estate loans included in the Company's portfolio are primarily secured by non-residential real estate such as small office buildings, nursing homes and churches. The Bank currently originates commercial real estate loans as adjustable-rate loans indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity with a margin of 4.75% above such index or as fixed rate loans. Many of the commercial real estate loans in the Company's portfolio at December 31, 1998 provided for a maximum rate adjustment per year of 1%, although the Bank began originating commercial real estate ARMs which provide for a maximum rate adjustment of 2% per year in 1995. In addition, the maximum rate adjustment over the life of the loan is 5%, and these loans have a maximum loan-to-value ratio of 80%. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. No single commercial real estate loan at December 31, 1998 exceeded $363,000. No commercial real estate loans were included in non-performing assets at that date.

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

         Multi-Family Loans. Approximately $1.6 million, or 2.1% of the Company's portfolio of loans at December 31, 1998, consisted of multi-family loans. These loans are generally purchased participations and secured by apartment complexes and other multi-family residential properties. At December 31, 1998, none of the multi-family loans included in the Company's portfolio was included in non-performing assets.

         Construction Loans. The Bank offers construction loans with respect to owner-occupied residential real estate and, in limited cases, to builders or developers constructing such properties on a speculative investment basis (i.e., before the builder/developer obtains a commitment from a buyer). The Bank may also purchase participations.

         At December 31, 1998, $3.5 million, or 4.6%, of the Company's total loan portfolio consisted of construction loans. Construction loans at December 31, 1998 consisted of $1.7 million in residential loans, $1.4 million in commercial loans and $350,000 of multi-family purchased participations. The largest construction loan at December 31, 1998 was approximately $800,000 which included the construction of a commercial business facility. No construction loans were included in non-performing assets on that date.

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

         The Company's consumer loans, consisting primarily of installment, share, home improvement, and home equity loans, aggregated $14.5 million as of December 31, 1998, or 19.3% of the Company's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans originated by the Bank, except home equity loans, are fixed-rate loans, and substantially all are secured loans.

         Installment loans, totaling $7.5 million, or 10.0% of total loans at December 31, 1998, are fixed-rate loans generally secured by collateral, including automobiles, and are made for maximum terms of up to 10 years (depending on the collateral). The Bank's installment loans also include "one-pay" notes, some of which are secured by residential real estate and all of which amortize at rates similar to those for home improvement loans and have maximum terms of 6 months to one year.

         Share loans, totaling $314,000, or .4% of total loans at December 31, 1998, are made up to 80% of the original account balance and accrue at a rate of 2-3% over the underlying certificate of deposit rate. Interest on share loans is paid quarterly. Home improvement loans totaled $5.6 million, or 7.4% of the Company's total loan portfolio at December 31, 1998, and are close-ended fixed-rate loans made for maximum terms up to 15 years. The Bank's home improvement loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any.

         The Bank also offers open-ended lines of credit secured by a lien on the equity in the borrower's home in amounts up to 90% of the appraised value of the real estate (taking into account any other mortgages on the property). The Bank's home equity loans are adjustable-rate loans with interest rates equal to the national prime rate plus 2%, and payments equal to the greater of 2% of the outstanding loan balance or $50. The Bank's home equity loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any, and generally have a maximum term of 15 years. At December 31, 1998, the Bank had approved $1,691,000 of home equity loans, of which $1,090,000 were outstanding.

         As a general rule, consumer loans involve a higher level of risk than one- to four-family residential mortgage loans because consumer loans are generally made based upon the borrower's ability to repay the loan, which is subject to change, rather than the value of the underlying collateral, if any. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate risk. The Bank has thus far been successful in managing consumer loan risk. As of December 31, 1998, consumer loans totaling $46,000 were included in non-performing assets.

         Letters of Credit Securing Tax-Exempt Bonds. The Bank currently maintains four letters of credit, each in the amount of $253,000, to secure payments required under tax-exempt bonds issued to raise funds for low-income housing projects in Franklin, Kokomo, Michigan City, Indiana and Hamilton, Ohio. The issuer of the tax-exempt bonds is permitted to draw against these letters of credit only in the event it defaults in making payments required under the bonds, and any such draws made against the letters of credit would be secured by a mortgage on the subject housing project. No draws against any letters of credit had been made as of December 31, 1998.

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

         The Bank confines its loan origination activities primarily to Cass County, Indiana. At December 31, 1998, no loans were secured by property located outside of Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. All loan applications are processed and underwritten at the Bank's main office.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $2.5 million at December 31, 1998. The Company's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

         The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors.

         The Bank generally requires appraisals or loan officer evaluations on all property securing its loans and requires title insurance or an abstract and a valid lien on its mortgaged real estate. Appraisals for residential real property are performed either by an in-house appraiser who is a state-licensed residential appraiser or an independent state-licensed residential appraiser. From time to time, the Bank also uses the services of certified residential appraisers, who are not in-house, for performance of appraisals related to loans in excess of $250,000. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It also requires flood insurance to protect the property securing its interest if the property is in a flood plain.

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

         The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                                Year Ended December 31,
                                                ----------------------------------------------------------
                                                  1998                  1997                      1996
                                                -------                -------                    -------
                                                                    (In thousands)
Gross loans receivable
   at beginning of period...................... $64,047                $57,060                    $50,046
Originations:
   Mortgage loans:
     Residential...............................  14,691                 13,102                     11,277
     Commercial real estate and
       multi-family............................   1,400                    417                      1,885
                                                -------                -------                    -------
     Total mortgage loans......................  16,091                 13,519                     13,162
   Consumer loans:
     Installment...............................   7,321                  3,476                      3,757
     Share.....................................     294                    101                        259
     Home improvement..........................   2,333                  2,510                      1,774
     Home equity...............................     736                    163                        319
                                                -------                -------                    -------
       Total consumer loans....................  10,684                  6,250                      6,109
                                                -------                -------                    -------
            Total originations.................  26,775                 19,769                     19,271
   Purchases:
     Commercial real estate and multi-family...     350                    ---                      1,046
     Commercial paper..........................     ---                    ---                        ---
                                                -------                -------                    -------
       Total originations and purchases........  27,125                 19,769                     20,317
   Repayments:
     Commercial paper..........................     ---                    ---                        878
     Other loans and deductions................  15,899                 12,782                     12,425
                                                -------                -------                    -------
   Gross loans receivable at end of period..... $75,273                $64,047                    $57,060
                                                =======                =======                    =======

         Origination and Other Fees. The Company realizes income from origination fees, late charges, checking account service charges, credit card fees, and fees for other miscellaneous services. The Bank currently charges $300 plus closing costs on its adjustable-rate mortgage loans. Points may be charged on fixed-rate loans. Late charges are generally assessed if payment is not received within a specified number of days after it is due. The grace period depends on the individual loan documents.

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

         Non-Performing Assets. At December 31, 1998, $315,000, or .33% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans, real estate owned ("REO"), troubled debt restructurings and non-accruing investments), compared to $537,000, or .62%, of the Company's total assets at December 31, 1997. At December 31, 1998, residential loans, multi-family loans, commercial real estate loans, consumer loans and REO accounted for 85.4%, 0%, 0%, 14.6% and 0%, respectively, of non-performing assets. There were no non-accruing investments at December 31, 1998.

         The table below sets forth the amounts and categories of the Company's non-performing assets (non-accruing investments, non-accruing loans, and real estate owned). It is the policy of the Company that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                                 At December 31,
                                                            ----------------------------------------------------------
                                                            1998         1997         1996         1995          1994
                                                            -----      -------      -------       -------       ------
                                                                               (Dollars in thousands)
Non-accruing investments (1).........................    $   ---       $  ---       $  ---        $  ---        $ 150
Non-accruing loans (2)...............................        315          431          406           311          337
Real estate owned, net...............................        ---          106          ---           ---          ---
                                                            ----         ----         ----          ----        -----
   Total non-performing assets.......................       $315         $537         $406          $311        $ 487
                                                            ====         ====         ====          ====        =====

Non-performing loans to total loans, net (3).........        .42%          .67%         .71%         .63%         .76%
Non-performing assets to total assets................        .33           .62          .52          .42          .82

---------------
(1) Non-accruing investments consist of certain corporate obligations at market value.
(2) The Company generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At December 31, 1998, $269,000 of non-accruing loans were residential loans and $46,000 were consumer loans. For the year ended December 31, 1998, the income that would have been recorded had the non-accruing loans not been in a non-performing status totaled $26,000 compared to actual income recorded of $5,200.
(3)      Total loans less loans in process.

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

         At December 31, 1998, the aggregate amount of the Company's classified assets, and of the Company's general and specific loss allowances were as follows:

                                                            At December 31, 1998
                                                            --------------------
                                                                (In thousands)
Substandard loans.........................................           $315
Doubtful loans............................................            ---
Loss loans................................................            ---
                                                                     ----
   Total classified loans.................................           $315
                                                                     ====
General loss allowances...................................           $285
Specific loss allowances..................................            ---
                                                                     ----
   Total allowances.......................................           $285
                                                                     ====

         The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Company's allowance for loan losses is adequate to absorb anticipated future losses from loans at December 31, 1998. However, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Company's loan portfolio.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended December 31, 1998.

                                                                       Year Ended December 31,
                                                     ----------------------------------------------------------
                                                     1998          1997         1996         1995         1994
                                                     -----        -----        -----        ------       ------
                                                                       (Dollars in thousands)
Balance of allowance at beginning
   of period................................          $245        $ 236        $ 223        $ 206        $ 201
Recoveries..................................           ---            1            1          ---          ---
Less charge-offs:
   Residential real estate loans............            13           10          ---          ---          ---
   Consumer loans...........................            10            8          ---            3            1
                                                      ----         ----         ----         ----        -----
Net charge-offs.............................            23           18          ---            3            1
Provisions for losses on loans..............            63           26           12           20            6
                                                      ----         ----         ----         ----        -----
Balance of allowance at end of period.......          $285         $245         $236         $223        $ 206
                                                      ====         ====         ====         ====        =====
   Net charge-offs to total average
     loans receivable for period............           .03          .03       ---          (*)              (*)
   Allowance at end of period to
     net loans receivable at end
     of period (1)..........................           .39          .38          .41          .45          .47
   Allowance to total non-performing
     loans at end of period.................         90.48        56.84        58.12        71.61        61.13
-------------------

(1)  Total loans less loans in process.
(*)  Less than .01%.

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.


                                                                  At December 31,
                              --------------------------------------------------------------------------------------
                                    1998             1997               1996             1995              1994
                              ----------------  ---------------  ----------------  ----------------  ---------------
                                       Percent          Percent           Percent           Percent          Percent
                                      of loans         of loans          of loans          of loans         of loans
                                       in each          in each           in each           in each          in each
                                      category         category          category          category         category
                                      of total         of total          of total          of total         of total
                              Amount    loans   Amount   loans    Amount   loans    Amount   loans   Amount   loans
                              ------    -----   ------   -----    ------   -----    ------   -----   ------   -----
                             (Dollars in thousands)
Balance at end of period
   applicable to:
Residential..................   $232   69.35%    $193    72.48%    $158   72.05%    $122    73.15%    $103   74.92%
Commercial real estate.......      6    4.64        6     4.80        6    4.73        6     3.24        6    6.10
Multi-family.................      1    2.10        1     2.88        1    4.15        1     3.83        2    1.62
Construction loans...........    ---    4.64      ---     2.08      ---    1.78      ---     2.04      ---    2.26
Commercial paper and
   bankers' acceptances......    ---      ---     ---       ---     ---      ---     ---     1.75      ---    1.12
Consumer loans...............     46   19.27       45    17.76       71   17.29       86    15.99       80   13.98
Unallocated..................    ---      ---     ---       ---     ---      ---       8    ---         15      ---
                                ----  ------     ----   ------     ----  ------     ----   ------     ----  ------
   Total.....................   $285  100.00%    $245   100.00%    $236  100.00%    $223   100.00%    $206  100.00%
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

         The Company's investments consist of U.S. government and other agency securities, mortgage- and other asset-backed securities, state and municipal bonds, corporate obligations, marketable equity securities, certificates of deposit, and FHLB stock. At December 31, 1998, approximately $13.2 million, or 13.7% of the Company's total assets, consisted of such investments.

         At December 31, 1998, the Company had $8.1 million of mortgage- and other asset-backed securities outstanding, all of which were classified as available for sale. These fixed-rate mortgage- and other asset-backed securities may be used as collateral for borrowings and through repayments, as a source of liquidity. Mortgage- and other asset-backed securities offer yields above those available for investments of comparable credit quality and duration. Mortgage-backed securities are qualifying thrift investments under the Qualified Thrift Lender test. See "Regulation--Qualified Thrift Lender."

         The following table sets forth the carrying value and market value of the Company's investments and mortgage- and other asset-backed securities at the dates indicated.

                                                                         At December 31,
                                         ---------------------------------------------------------------------------
                                                  1998                        1997                     1996
                                         ---------------------      --------------------      ----------------------
                                          Carrying      Market      Carrying      Market      Carrying        Market
                                            Value        Value        Value        Value        Value          Value
                                            -----        -----        -----        -----        -----          -----
                                                                         (In thousands)
Securities available for sale:
   Federal agencies...................   $  2,845     $  2,825       $3,598       $3,451     $  5,245      $  4,880
   State and municipal................      1,323        1,393        1,780        1,847        2,194         2,242
   Mortgage- and other asset-backed
     securities.......................      8,193        8,129        9,998        9,932        6,768         6,674
   Corporate obligations..............        561          571          200          209          350           348
   Marketable equity securities.......          4          244            6          243            6           159
                                          -------      -------      -------      -------      -------       -------
     Total securities
     available for sale...............     12,926       13,162       15,582       15,682       14,563        14,303
Certificate of deposit (1)............        ---          ---          100          100          100           100
FHLB stock (1)........................        568          568          494          494          387           387
                                          -------      -------      -------      -------      -------       -------
     Total investments................    $13,494      $13,730      $16,176      $16,276      $15,050       $14,790
                                          =======      =======      =======      =======      =======       =======

(1)  Market value approximates carrying values.

         Included in the Company's investment portfolio at December 31, 1998 were approximately $300,000 (amortized cost) in derivative securities, which were structured notes issued by the FHLBs. The fair value of these security investments was approximately $289,000 at December 31, 1998. These structured notes, which are not obligations of, or guaranteed by, the United States, represent obligations to repay principal with interest that is either fixed or fluctuates in accordance with an interest formula tied to various indices. The interest on the Company's structured notes generally adjusts quarterly or semi-annually based on certain indices such as the LIBOR and the CMT. This structured note had fluctuating interest rates that adjust on the basis of a formula tied to two different indices, such as the CMT and an inverse LIBOR rate. This dually indexed security was classified as available for sale at December 31, 1998.

         The average yield at December 31, 1998, of these derivative securities, was 2.64%. In a rising interest rate environment, it is anticipated that the yield on and market value of these securities will decline, and may decline substantially.

         The following table sets forth investment securities, mortgage- and other asset-backed securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1998.


                                                      Amount at December 31, 1998, which matures in
                                  -------------------------------------------------------------------------------------
                                          One                 One to                Five to                  Over
                                     Year or Less           Five Years             Ten Years            Ten Years(4)
                                  -------------------  ------------------     -------------------   -------------------
                                             Weighted            Weighted               Weighted               Weighted
                                  Carrying    Average  Carrying   Average     Carrying   Average    Carrying    Average
                                    Value      Yield     Value     Yield        Value     Yield       Value      Yield
                                    -----      -----     -----     -----        -----     -----       -----      -----
                                                                 (Dollars in thousands)
Securities available for sale (1)(3) :
   Federal agencies.............. $   ---       ---%    $  800    4.75%        $1,845    6.66%     $   200     6.80%
   State and municipal (2).......      25     6.88         175    4.72          1,113    5.27           10     7.25
   Mortgage- and other
      asset-backed securities....   2,337     4.13       2,723    5.05            875    6.45        2,258     6.87
   Corporate obligations.........     ---       ---        ---      ---           461    6.12          100     7.41
   Marketable equity securities..     ---       ---        ---      ---           ---      ---           4    50.77
                                   ------     ----     -------    ----         ------    ----       ------     ----
     Total securities
        available for sale.......   2,362     4.16       3,698    4.97          4,294    6.20        2,572     6.96
FHLB stock.......................     ---       ---        ---      ---           ---      ---         568     8.00
                                   ------     ----     -------    ----         ------    ----       ------     ----
     Total investments...........  $2,362     4.16%    $ 3,698    4.97%        $4,294    6.20%      $3,140     7.14%
                                   ======     ====     =======    ====         ======    ====       ======     ====

(1) Securities available for sale are set forth at amortized cost for purposes of this table.
(2)      Fully taxable equivalent basis.
(3)      No effect is given for possible prepayments.
(4)      Includes perpetual marketable equity securities.


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

         Deposits totaled $70.0 million at December 31, 1998.

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

         An analysis of the Bank's deposit accounts by type, maturity, and rate at December 31, 1998, is as follows:


                                                           Minimum         Balance at                          Weighted
                                                           Opening        December 31,         % of             Average
Type of Account                                            Balance            1998           Deposits            Rate
---------------                                            -------            ----           --------            ----
                                                                              (Dollars in thousands)
Withdrawable:
   Passbook savings accounts.........................    $      25         $  3,171            4.53%             2.98%
   Regular money market accounts.....................        2,500            1,153            1.65              3.23
   Hi yield money market accounts....................       10,000           19,362           27.66              4.07
   Super NOW accounts................................        2,500              366             .52              2.33
   NOW and other transaction accounts................          200            4,790            6.84              2.02
   Other transaction accounts........................          100            1,492            2.13               ---
                                                                            -------          ------
Total withdrawable...................................                        30,334           43.33              3.38
Certificates (original terms):
   91 days...........................................        1,000            1,227            1.75              4.57
   6 months..........................................        1,000            3,591            5.13              4.86
   12 months.........................................        1,000            5,971            8.53              5.28
   18 months.........................................          500            1,832            2.62              5.48
   24 months.........................................          500           11,133           15.90              5.49
   30 months.........................................          500            7,569           10.81              5.83
   60 months.........................................        1,000            3,619            5.17              5.65
IRAs
   18 months.........................................          100            4,735            6.76              5.11
                                                                            -------          ------
Total certificates...................................                        39,677           56.67
                                                                            -------          ------
Total deposits ......................................                       $70,011          100.00%             5.40%
                                                                            =======          ======              ====

         The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                                      At December 31,
                                    ---------------------------------------------------
                                     1998                  1997                  1996
                                    -------               -------               -------
                                                      (In thousands)

4.00% and under................    $    234             $     136             $     199
4.01 - 6.00 %..................      39,027                35,087                32,499
6.01 - 8.00%...................         416                   508                 1,285
                                    -------               -------               -------
Total  ........................     $39,677               $35,731               $33,983
                                    =======               =======               =======

         The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1998, and the total amount maturing thereafter. Matured certificates which have not been renewed as of December 31, 1998, have been allocated based upon certain rollover assumptions:

                                              Amounts At
                                    December 31, 1998, Maturing in
                     ----------------------------------------------------------
                     One Year          Two            Three        Greater Than
                      or Less         Years           Years         Three Years
                      -------         -----           -----         -----------
                                            (In thousands)
4.00% and under...  $     234     $       ---      $     ---         $     ---
4.01 - 6.00 %.....     21,930          13,784          1,366             1,947
6.01-8.00%........        178             218            ---                20
                      -------         -------         ------            ------
Total  ...........    $22,342         $14,002         $1,366            $1,967
                      =======         =======         ======            ======


         The following table indicates the amount of the Bank's certificates of deposit of greater than $100,000 by time remaining until maturity as of December 31, 1998.

            Maturity                                           (In thousands)
            --------                                           --------------
     Three months or less...................................      $   475
     Greater than three months
          through six months................................        1,141
     Greater than six months
          through twelve months.............................        1,044
     Over twelve months.....................................          817
                                                                   ------
          Total.............................................       $3,477
                                                                   ======

         The following table sets forth the dollar amount of savings in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                        Deposit Activity
                                        ------------------------------------------------------------------------------
                                                                     Increase                               Increase
                                                                    (Decrease)                             (Decrease)
                                         Balance at                    from      Balance at                   from
                                        December 31,       % of    December 31, December 31,     % of     December 31,
                                            1998         Deposits      1997         1997       Deposits       1996
                                            ----         --------      ----         ----       --------       ----
                                                                     (Dollars in thousands)
Withdrawable:
   Passbook savings accounts............   $3,171          4.53%    $   101       $3,070          5.07%    $    (49)
   Regular money market accounts........    1,153          1.65         103        1,050          1.73         (108)
   Hi yield money market accounts.......   19,362         27.66       3,676       15,686         25.89        1,198
   Super NOW accounts...................      366           .52         (98)         464           .76         (222)
   NOW accounts.........................    4,790          6.84       1,058        3,732          6.16          401
   Other transaction accounts...........    1,492          2.13         630          862          1.42          231
                                          -------        ------      ------      -------        ------       ------
Total withdrawable......................   30,334         43.33       5,470       24,864         41.03        1,451
Certificates (original terms):
   91 days..............................    1,227          1.75         865          362           .60           43
   6 months.............................    3,591          5.13          50        3,541          5.84       (1,023)
   12 months............................    5,971          8.53         220        5,751          9.49          789
   18 months............................    1,832          2.62         813        1,019          1.68           75
   24 months............................   11,133         15.90         603       10,530         17.38         (930)
   30 months............................    7,569         10.81       1,287        6,282         10.37        2,952
   60 months............................    3,619          5.17          67        3,552          5.86         (205)
IRAs
   18 months............................    4,735          6.76          41        4,694          7.75           47
                                          -------        ------      ------      -------        ------       ------
Total certificates......................   39,677         56.67       3,946       35,731         58.97        1,748
                                          -------        ------      ------      -------        ------       ------
Total deposits..........................  $70,011        100.00%     $9,416      $60,595        100.00%      $3,199
                                          =======        ======      ======      =======        ======       ======

                                                             Deposit Activity
                                             -----------------------------------------------
                                                                                  Increase
                                                                                 (Decrease)
                                              Balance at                            from
                                             December 31,            % of       December 31,
                                                 1996              Deposits         1995
                                             ------------          --------     ------------
                                                             (Dollars in thousands)

Withdrawable:
   Passbook savings accounts............    $   3,119                5.43%      $    (77)
   Regular money market accounts........        1,158                2.02           (179)
   Hi yield money market accounts.......       14,488               25.24          1,796
   Super NOW accounts...................          686                1.20            124
   NOW accounts.........................        3,331                5.80            101
   Other transaction....................          631                1.10            162
                                              -------              ------         ------
Total withdrawable......................       23,413               40.79          1,927
Certificates (original terms):
   91 days..............................          319                 .56           (621)
   6 months.............................        4,564                7.95          1,056
   12 months............................        4,962                8.65           (310)
   18 months............................          944                1.64           (149)
   24 months............................       11,460               19.97          4,236
   30 months............................        3,330                5.80         (1,231)
   60 months............................        3,757                6.54           (401)
IRAs
   18 months............................        4,647                8.10            428
                                              -------              ------         ------
Total certificates......................       33,983               59.21          3,008
                                              -------              ------         ------
Total deposits .........................      $57,396              100.00%        $4,935
                                              =======              ======         ======

         Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. There are regulatory restrictions on advances from the FHLBs. See "Regulation -- Federal Home Loan Bank System" and "-- Qualified Thrift Lender." At December 31, 1998, the Company had $5.0 million in borrowings from the FHLB of Indianapolis which mature within one year and $2.0 million which mature in one to two years. The weighted average interest rate related to these borrowings was 5.24% at December 31, 1998. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. At December 31, 1998 and 1997, notes payable consisted of construction borrowings secured by the Bank's investment in a real estate partnership. The Bank pays only interest until completion of the project at which time repayment terms will convert to a ten year amortization. The interest rate on the variable rate borrowing was 3.02% and 4.35% at December 31, 1998 and 1997, respectively.

Employees

         As of December 31, 1998, the Bank employed 14 persons on a full-time basis and four persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

      Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply.) At December 31, 1998, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

      As a member, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 1998, the Bank's investment in stock of the FHLB of Indianapolis was $568,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended December 31, 1998, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $44,000, for an annual rate of 8.01%.

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

Savings Association Regulatory Capital

      Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1998, the Bank was in compliance with all capital requirements imposed by law.

      The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would not be required to maintain additional capital at December 31, 1998 under the terms of the OTS proposed interest rate risk rule. The OTS recently updated its standards regarding management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk.

Prompt Corrective Regulatory Action

      The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1998, the Bank was categorized as "adequately capitalized," meaning that its total risk-based capital ratio exceeded 8%, its Tier I risk-based capital ratio exceeded 4%, its leverage ratio exceeded 4%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Dividend Limitations

      The OTS recently adopted a regulation, which becomes effective on April 1, 1999, that revises the current restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

      The amended regulation exempts certain savings associations from the current requirement that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on the Bank's retained net income standard, the Bank would be required to file a notice or application with the OTS before making any capital distribution. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

      The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision will require, at a minimum, that the Bank file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

      In addition to these regulatory restrictions, the Bank's plan of conversion imposes additional limitations on the amount of capital distributions it may make to the Holding Company. The plan of conversion by which the Bank converted from the mutual to the stock form of ownership (the "Plan of Conversion") requires the Bank to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as those terms are defined in the Plan of Conversion) and prohibits the Bank from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.

Liquidity

      Federal law requires that savings associations maintain an average daily balance of liquid assets in an amount not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first-lien residential mortgage loans. The OTS recently amended its regulation that implements this statutory liquidity requirement to reduce the amount of liquid assets a savings association must hold from 5% of net withdrawable accounts and short-term borrowings to 4%. The OTS also eliminated the requirement that savings associations maintain short-term liquid assets constituting at least 1% of their average daily balance of net withdrawable deposit accounts and current borrowings. The revised OTS rule also permits savings associations to calculate compliance with the liquidity requirement based upon their average daily balance of liquid assets during each quarter rather than during each month, as was required under the prior rule. The OTS may impose monetary penalties on savings associations that fail to meet these liquidity requirements. As of December 31, 1998, the Bank had liquid assets of $16.3 million, and a regulatory liquidity ratio of 33.42%.

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

Loans to One Borrower

      Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 1998, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Qualified Thrift Lender

      Savings associations must meet a QTL test. If the Bank maintains an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualify as a QTL, the Bank will continue to enjoy full borrowing privileges from the FHLB of Indianapolis. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months. As of December 31, 1998, the Bank was in compliance with its QTL requirement, with approximately 90.23% of its assets invested in QTIs.

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

                                    TAXATION

Federal Taxation

         Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is no longer able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by the Bank.

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

Item 2.  Properties.

         At December 31, 1998, the Bank and the Holding Company conducted business from a single office at 723 East Broadway, Logansport, Indiana. The following table provides certain information with respect to the Company's office as of December 31, 1998:

                                                                         Total Deposits   Net Book Value
                                                                               at          of Property,
                                        Owned or            Year          December 31,      Furniture &       Approximate
     Description and Address             Leased            Opened             1998           Fixtures       Square Footage
     ---------------------------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

     723 East Broadway                    Owned             1962             $70,011          $1,528             4,200

     Logansport, Indiana  46947

The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $16,500 at December 31, 1998.

         The Bank also has contracted for the data processing and reporting services of the Intrieve Data Center in Cincinnati, Ohio. The cost of these data processing services is approximately $10,000 per month.

Item 3.       Legal Proceedings.

         Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to its business.

Item 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1998.

Item 4.5.     Executive Officers of the Registrant.

         Presented below is certain information regarding the executive officers of the Holding Company:

           Name                          Position
           ------------------            -------------------------------------
           Thomas G. Williams            President and Chief Executive Officer
           Charles J. Evans              Vice President
           Dottye Robeson                Secretary/Treasurer

         Thomas G. Williams (age 66) has served as President of the Bank since 1971 and as President and Chief Executive Officer of the Holding Company since its organization.

         Charles J. Evans (age 53) has served as Vice President and Senior Loan Officer of the Bank since 1980 and as Vice President of the Holding Company since its organization.

         Dottye Robeson (age 49) has served as Chief Financial Officer of the Bank since 1994 and as Secretary/Treasurer of the Holding Company since its organization. From 1990 to 1994, she served as Cashier, Vice President and Chief Financial Officer of Bright National Bank in Flora, Indiana. From 1984 to 1990 she was employed by Smith, Thompson & Wihebrink (Logansport). She has been a certified public accountant since 1987.

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

         Quarter Ended              High Bid     Low Bid    Dividends Declared
         ---------------------------------------------------------------------
         March 31, 1997             $ 15        $ 11 1/8        $  .10
         June 30, 1997                14          12 1/2           .10
         September 30, 1997           16          13 1/4           .10
         December 31, 1997            18          15               .10
         March 31, 1998               18 1/8      16               .10
         June 30, 1998                19 5/8      16 1/2           .11
         September 30, 1998           17 1/4      13               .11
         December 31, 1998            16 3/8      13 3/8           .11

         As of February 12, 1999, there were 832 record holders of the Holding Company's Common Stock. The Holding Company has established a policy of paying regular periodic cash dividends, and the Board of Directors intends to continue this policy, subject to the Holding Company's operating results, financial condition, capital, income tax considerations, regulatory restrictions, and other relevant factors.

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

         Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Holding Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 1998, approximately $1.7 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made.
See "Taxation--Federal Taxation."

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

Item 6.       Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of Logansport Financial Corp. and Subsidiary" on pages 4 and 5 of the Holding Company's 1998 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 6 through 20 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated by reference to pages 14 through 15 of the Shareholder Annual Report.

Item 8.       Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 23 through 52 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 52 in the Shareholder Annual Report are incorporated herein by reference.

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 of the Holding Company's Proxy Statement for its 1999 Annual Shareholder Meeting (the "1999 Proxy Statement"). Information concerning the Holding Company's executive officers is included in
Item 4.5 in Part I of this report.

Item 11. Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 5 to 8 of the Holding Company's 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 2 and 3 of the 1999 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 8 of the 1999 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)      List the following documents filed as part of the report:

                  Financial Statements
                  Independent Auditor's Report (Grant Thornton LLP)............   See Shareholder Annual Report
                                                                                    Page 22

                  Consolidated Statements of Financial Condition
                      at December 31, 1998, and 1997...........................   See Shareholder Annual Report
                                                                                    Page 23
                  Consolidated Statements of Earnings
                      for the Years Ended
                      December 31, 1998, 1997, and 1996........................   See Shareholder Annual Report
                                                                                    Page 24
                  Consolidated Statements of Comprehensive Income
                      for the Years Ended December 31, 1998, 1997 and 1996.....   See Shareholder Annual Report
                                                                                    Page 25

                  Consolidated Statements of Changes
                      in Shareholders' Equity
                      for the Years Ended December 31, 1998, 1997 and 1996.....   See Shareholder Annual Report
                                                                                    Page 26
                  Consolidated Statements of Cash Flows for the Years Ended
                      December 31, 1998, 1997, and 1996........................   See Shareholder Annual Report
                                                                                    Page 27
                  Notes to Consolidated Financial Statements...................   See Shareholder Annual Report
                                                                                    Page 29


         (b)      Reports on Form 8-K.

                  The Holding Company filed no reports on Form 8-K during the fourth quarter of its 1998 fiscal year.

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



                                        LOGANSPORT FINANCIAL CORP.



Date: March 15, 1999                    By: /s/ Thomas G. Williams
                                            -----------------------------------
                                             Thomas G. Williams, President and
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of March, 1999.



/s/ Thomas G. Williams
--------------------------------------
Thomas G. Williams
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Dottye Robeson
--------------------------------------
Dottye Robeson,
Secretary/Treasurer (Principal Financial and
Accounting Officer)

/s/ Norbert E. Adrian
--------------------------------------
Norbert E. Adrian, Director

/s/ Charles J. Evans
--------------------------------------
Charles J. Evans, Vice President and Director

/s/ Donald G. Pollitt
--------------------------------------
Donald G. Pollitt, Director

/s/ Susanne S. Ridlen
--------------------------------------
Susanne S. Ridlen, Director

/s/ William Tincher, Jr.
--------------------------------------
William Tincher, Jr., Director

/s/ David Wihebrink
--------------------------------------
David Wihebrink, Director

                                  EXHIBIT INDEX



Exhibit                                                                   Page

         3(1) The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3(1) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         3(2) The Code of By-Laws of the Registrant are incorporated by reference to Exhibit 3.2 to the Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 13, 1997 and resolutions dated October 13, 1998, filed herewith.

         10(1) The Registrant's Stock Option Plan is incorporated by reference to Exhibit A to the Registrant's Proxy Statement for its Annual Shareholder Meeting held on April 9, 1996 and resolutions dated July 14, 1998, amending the Registrant's Stock Option Plan are incorporated by reference to Exhibit 10.1 to the Form 10-Q for the period ended September 30, 1998, filed with the Commission on November 12, 1998.

         10(2) Logansport Savings Bank, FSB Recognition and Retention Plan and Trust is incorporated by reference to Exhibit B to the Registrant's Proxy Statement for its Annual Shareholder Meeting held on April 9, 1996, and resolutions dated July 14, 1998, amending the Logansport Savings Bank, FSB
                  Recognition and Retention Plan and Trust are incorporated by reference to Exhibit 10.2 to the Form 10-Q for the period ended September 30, 1998, filed with the Commission on November 12, 1998.

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

         10(8) Director Deferred Compensation Agreement between Logansport Savings Bank, FSB and Norbert Adrian, effective 4/1/92 is incorporated by reference to
                  Exhibit 10(9) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(9) Director Deferred Compensation Agreement between Logansport Savings Bank, FSB and Susanne Ridlen, effective 4/1/92 is incorporated by reference to
                  Exhibit 10(10) to the Registration Statement on Form S-1 (Registration No. 33-89788).

         10(10)Director  Deferred   Compensation   Agreement   between
                  Logansport Savings Bank, FSB and David Wihebrink, effective 4/1/92 is incorporated by reference to
                  Exhibit 10(11) to the Registration Statement on Form S-1 (Registration No. 33-89788).

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

         13       1998 Shareholder Annual Report                          ______

         21       Subsidiaries  of the Registrant are  incorporated by
                  reference   to  Exhibit   21  to  the   Registration
                  Statement on Form S-1 (Registration No. 33-89788).

         23       Independent  Auditor's  Consent (Grant Thornton LLP)    ______

         27       Financial  Data Schedule for the twelve month period
                  ended December 31, 1998                                 ______