Form 10-Q
period 1999-03-31
LOGANSPORT FINANCIAL CORP
filed 1999-05-13
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

         Yes [X]                                      No [  ]

The number of shares of the Registrant's common stock, without par value, as of May 1, 1999 was 1,199,091.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index
                                                                       Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                              3

           Consolidated Statements of Financial
             Condition as of March 31, 1999
             (Unaudited) and December 31, 1998

           Consolidated Statements of Earnings
             for the three months ended March 31,
             1999 and 1998  (Unaudited)

           Consolidated Statements of Shareholders'
             Equity for the three months ended
             March 31, 1999 and 1998 (Unaudited)

           Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (Unaudited)

           Notes to Consolidated  Financial Statements                       8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        11

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                14

Item 6.    Exhibits and Reports of Form 8-K                                 14

SIGNATURES                                                                  15


                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                        (In thousands, except share data)

                                                                      March 31,            December 31,
                                                                           1999                    1998

         ASSETS
Cash and due from banks                                                 $   741                 $   363
Interest-bearing deposits in other financial institutions                 3,666                   3,965
                                                                         ------                  ------
         Cash and cash equivalents                                        4,407                   4,328

Investment securities available for sale-at market                        5,645                   5,033
Mortgage-backed securities available for sale-at market                   7,431                   8,129
Loans receivable-net                                                     76,425                  73,073
Office premises and equipment-at depreciated cost                         1,801                   1,528
Federal Home Loan Bank stock- at cost                                       624                     568
Investment in real estate partnership                                     1,587                   1,566
Accrued interest receivable on loans                                        335                     337
Accrued interest receivable on mortgage-backed securities                    57                      66
Accrued interest receivable on investments                                   92                      62
Prepaid expenses and other assets                                            41                      36
Cash surrender value of life insurance                                    1,146                   1,135
Prepaid income tax                                                           -                       29
Deferred income tax asset                                                   228                     195
                                                                         ------                  ------

Total assets                                                            $99,819                 $96,085
                                                                         ======                  ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                $70,833                 $70,011
Advances from the Federal Home Loan Bank                                 10,000                   7,000
Notes payable                                                             1,307                   1,375
Accrued interest and other liabilities                                      981                   1,211
Accrued income taxes                                                         92                      -
                                                                         ------                  ------
Total liabilities                                                        83,213                  79,597

Shareholders' equity
  Common stock                                                            6,670                   6,670
  Retained earnings-restricted                                           10,181                  10,031
  Less shares acquired by stock benefit plan                               (335)                   (368)
  Unrealized gains on securities designated as
    available for sale, net of related tax effects                           90                     155
                                                                         ------                  ------
Total shareholders' equity                                               16,606                  16,488
                                                                         ------                  ------

Total liabilities and shareholders' equity                              $99,819                 $96,085
                                                                         ======                  ======


                           LOGANSPORT FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                                        Three months ended
                                                                              March 31,
                                                                         1999         1998
Interest income
  Loans                                                                $1,486       $1,316
  Mortgage-backed securities                                              112          152
  Investment securities                                                    73           75
  Interest-bearing deposits and other                                      59           45
                                                                        -----        -----
         Total interest income                                          1,730        1,588

Interest expense
  Deposits                                                                773          732
  Borrowings                                                              102           94
                                                                        -----        -----
         Total interest expense                                           875          826
                                                                        -----        -----

         Net interest income                                              855          762
Provision for losses on loans                                              41            9
                                                                        -----        -----
         Net interest income after provision for
           losses on loans                                                814          753

Other income
  Service charges on deposit accounts                                      30           19
  Other operating                                                          36           33
                                                                        -----        -----
         Total other income                                                66           52

General, administrative and other expense
  Employee compensation and benefits                                      219          175
  Occupancy and equipment                                                  32           19
  Federal deposit insurance premiums                                       10           10
  Data processing                                                          36           26
  Other operating                                                         129           87
                                                                        -----        -----
         Total general, administrative and other expense                  426          317
                                                                        -----        -----

         Earnings before income taxes                                     454          488
Income tax expense                                                        172          184
                                                                        -----        -----

         NET EARNINGS                                                  $  282       $  304
                                                                        =====        =====
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale              (65)          31
                                                                        -----        -----

COMPREHENSIVE INCOME                                                   $  217       $  335
                                                                        =====        =====

EARNINGS PER SHARE
  Basic (based on net earnings)                                          $.24         $.24
                                                                          ===          ===

  Diluted (based on net earnings)                                        $.23         $.23
                                                                          ===          ===



                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)

                                                                           Three months ended
                                                                               March 31,
                                                                      1999                  1998
Balance at January 1                                               $16,488               $16,542

Issuance of shares under stock option plan                              -                      2

Amortization of stock benefit plan                                      33                    31

Cash dividends of $.10 per share                                      (132)                 (126)

Unrealized gains (losses) on securities designated as
available for sale, net of related tax effects                         (65)                   31

Net earnings                                                           282                   304
                                                                    ------                ------

Balance at March 31                                                $16,606               $16,784
                                                                    ======                ======


Accumulated other comprehensive income                             $    90               $    91
                                                                    ======                ======



                           LOGANSPORT FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                 Three months ended
                                                                                     March 31,
                                                                            1999                  1998
Cash flows from operating activities:
  Net earnings for the period                                             $  282                $  304
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                             14                     9
    Amortization of premiums on investments and
      mortgage-backed securities                                              34                    42
    Amortization expense of stock benefit plan                                33                    31
    Provision for losses on loans                                             41                     9
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                     2                    23
      Accrued interest receivable on mortgage-backed securities                9                     3
      Accrued interest receivable on investments                             (30)                   72
      Prepaid expenses and other assets                                       (5)                   (3)
      Accrued interest and other liabilities                                (230)                   12
      Federal income taxes
        Current                                                              121                   (30)
        Deferred                                                              -                      8
                                                                           -----                 -----
         Net cash provided by operating activities                           271                   480

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                         (800)                 (100)
  Maturities/calls of investment securities                                  100                 1,255
  Purchase of Federal Home Loan Bank stock                                   (56)                   -
  Proceeds from sale of mortgage-backed securities                            -                    297
  Purchase of mortgage-backed securities                                      -                 (1,084)
  Principal repayments on mortgage-backed securities                         654                   725
  Loan disbursements                                                      (8,744)               (6,029)
  Investment in real estate partnership                                      (21)                   (7)
  Principal repayments on loans                                            5,351                 4,210
  Purchases and additions to office premises and equipment                  (287)                  (16)
  Increase in cash surrender value of life insurance policy                  (11)                  (11)
                                                                           -----                 -----
         Net cash used in investing activities                            (3,814)                 (760)



                           LOGANSPORT FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                 Three months ended
                                                                                      March 31,
                                                                            1999                  1998
Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                        $  822                $2,735
  Proceeds from Federal Home Loan Bank advances                            3,000                    -
  Repayment of note payable                                                  (68)                  (75)
  Proceeds from the exercise of stock options                                 -                      2
  Dividends on common stock                                                 (132)                 (126)
                                                                           -----                 -----
         Net cash provided by financing activities                         3,622                 2,536
                                                                           -----                 -----

Net increase in cash and cash equivalents                                     79                 2,256

Cash and cash equivalents, beginning of period                             4,328                 2,269
                                                                           -----                 -----

Cash and cash equivalents, end of period                                  $4,407                $4,525
                                                                           =====                 =====


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                   $  865                $  810
                                                                           =====                 =====

  Income taxes                                                            $   50                $  214
                                                                           =====                 =====

  Dividends payable at end of period                                      $  132                $  126
                                                                           =====                 =====

  Foreclosed mortgage loans transferred to
    real estate acquired through foreclosure                              $   -                 $   54
                                                                           =====                 =====

  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                        $  (65)               $   31
                                                                           =====                 =====




              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 1999, results of operations for the three month periods ended March 31, 1999 and 1998 and cash flows for the three month periods ended March 31, 1999 and 1998.


NOTE B: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,198,710 and 1,261,072 for the three month periods ended March 31, 1999 and 1998, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,223,706 and 1,308,043 for the three months ended March 31, 1999 and 1998, respectively.

A cash dividend of $.11 per common share was declared on March 9, 1999, payable on April 9, 1999, to stockholders of record as of March 19, 1999.


NOTE C: Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

Financial Condition

Total assets were $99.8 million at March 31, 1999 compared to $96.1 million at December 31, 1998, an increase of $3.7 million or 3.9%. This increase was funded primarily from additional FHLB borrowings and growth in deposits of $822,000. Cash and cash equivalents increased by $79,000, from $4.3 million at December 31, 1998 to $4.4 million at March 31, 1999. The growth in assets was reinvested in new loans. Mortgage-backed securities experienced accelerated pay backs which resulted in a decrease in the yield in the investment portfolio. Paybacks were reinvested in investment securities and the total amount of investments remained comparable to the total at December 31, 1998.

Net loans increased $3.4 million, or 4.6%, to $76.4 million at March 31, 1999. Loan originations amounted to $8.7 million for the three months ended March 31, 1999, with payoffs equaling $5.4 million. Loan demand continued to be strong.

Deposits were $70.8 million at March 31, 1999 compared to $70.0 million at December 31, 1998, an increase of $822,000, or 1.2%, in the first three months of 1999. Borrowings consisted of $10.0 million of FHLB advances and a $1.3 million note payable related to an equity investment in low income housing.

Shareholders' equity was $16.6 million at March 31, 1999 and $16.5 million at December 31, 1998. The payment of dividends combined with a decrease in the market value of available for sale securities resulted in a decrease in equity of $197,000. Equity was increased by $315,000 from net earnings coupled with the effects of amortization of the stock benefit plan.


Results of Operations

Comparison of the Three Months Ended March 31, 1999 and March 31, 1998

Net  earnings  for the  Company for the three  months  ended March 31, 1999 were
$282,000  compared  with  $304,000  for three  months  ended March 31,  1998,  a decrease  of  $22,000 or 7.2%.  Net  interest  income  increased  $93,000  while general, administrative and other expenses increased $109,000 and taxes decreased $12,000. The major contributor to the increase in net interest income was the growth in the loan portfolio during the past twelve months. Loans were $76.4 million at March 31, 1999 compared to $65.4 million at March 31, 1998. However, the impact of such growth was off-set by a decline in the yield on the loan portfolio.

The provision for loan losses was $41,000 for the three months ended March 31, 1999 and $9,000 for the three months ended March 31, 1998. Additional provisions were made due to growth in the loan portfolio coupled with the development of a commercial loan portfolio. Non-performing loans increased to $529,000, or .69% of loans at March 31, 1999 from $315,000, or .42% of loans at December 31, 1998. Loan loss reserves amounted to $326,000 or .42% of total loans at March 31, 1999 compared to $285,000, or .38% at December 31, 1998.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at March 31, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Total other income increased by $14,000, or 26.9%, during the three months ended March 31, 1999. Service charges on deposit accounts increased $11,000 and other operating income increased $3,000.

Total general, administrative and other expenses increased $109,000, or 34.4%, in the three months ended March 31, 1999 compared to March 31, 1998. Data processing fees increased $10,000, or 38.5%, due to loan and deposit growth and occupancy and equipment expense increased $13,000, or 68.4%, mainly because of increased depreciation related to the purchase of new computer equipment and the completion of a new banking facility. Other operating expenses increased by $42,000, or 48.3%, primarily due to a one time non-recurring charge of $35,000 related to deposit operations.

The Company's effective tax rate for the three months ended March 31, 1999 was 37.9% and was 37.7% for the three months ended March
31, 1998.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 1999, the Bank's tangible capital ratio was 16.22%, its leverage ratio was 16.22%, and its risk-based capital to risk-weighted assets ratio was 28.21%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of March 31, 1999.

Capital Standard           Required           Bank's                Excess
----------------           --------           ------                ------
Tangible (1.5%)            $1,488,000         16,091,000            14,603,000
Core (4.0%)                 3,969,000         16,091,000            12,122,000
Risk-based (8.0%)           4,655,000         16,416,000            11,761,000



Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 4%. At March 31, 1999 the Bank's regulatory liquidity ratio was 34.3%.

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

Management and the Board of Directors recognize and understand year 2000 ("Y2K") risks, are active in overseeing corrective efforts, and are ensuring that all necessary resources are available to address the problem. The awareness, assessment, and testing phases of the Company's year 2000 plan have been completed. The Company's business and its Y2K readiness are dependent on the readiness of its vendors. The Company is currently preparing a contingency plan and continuing testing to validate its readiness. The Company's data processing is performed primarily by a third party servicer. The Company also uses software and hardware which are covered under maintenance agreements with third party vendors. The Company has contacted each vendor to request time tables for such vendor's year 2000 compliance and the expected costs, if any, to be passed along to the Company. The Company has been informed that its primary service provider is on schedule and testing has been completed.

The Company has replaced or upgraded all equipment to be year 2000 compliant at a cost of less than $40,000. As of March 31, 1999, management has developed an estimate of expenses that are reasonably likely to be incurred by the Bank in connection with the Y2K issue; however, the Company does not expect to incur any significant additional expenses to implement necessary corrective measures, and additional costs related to the Y2K issues are not expected to have a material impact on the Company's 1999 financial statements.

Should the Company's data center become unable to provide the necessary services upon arrival of the year 2000, the Company will have the capability to account for transactions on a manual basis until the data center returns to normal operations, or the Company will consider the need to contract with an alternate service provider.

In addition to possible expenses related to its own systems, the Bank could incur losses if loan payments are delayed due to year 2000 problems affecting any major borrowers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, and the Bank's primary market areas are not significantly dependent upon any one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

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

The Office of Thrift Supervision ("OTS") issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of December 31, 1998, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.


Change                              Net Portfolio Value          NPV as % of PV of Assets
In Rates         $ Amount        $ Change      % Change           NPV Ratio        Change
--------         --------        --------      --------           ---------        ------
                                    (Dollars in thousands)
+400bp             12,294          -5,394         -30%             13.56%          -457bp
+300bp             14,054          -3,633         -21%             15.15%          -298bp
+200bp             15,596          -2,092         -12%             16.47%          -166bp
+100bp             16,808            -880          -5%             17.46%           -67bp
      0bp          17,688               -           -              18.13%               -
- 100bp            18,471             784          +4%             18.71%           +57bp
- 200bp            19,413           1,725         +10%             19.39%          +126bp
- 300bp            20,713           3,026         +17%             20.34%          +221bp
- 400bp            22,082           4,394         +25%             21.31%          +317bp


Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets        18.13%
Exposure Measure: Post-Shock NPV Ratio               16.47%
Sensitivity Measure: Change in NPV Ratio             166bp

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

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended March 31, 1999, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

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

               27 Financial Data Schedule for the three month period ended March 31, 1999.

         (b)      Reports on Form 8-K

                    The Registrant filed no reports on Form 8-K during the fiscal quarter ended March 31, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                           Logansport Financial Corp.



Date:   May 12, 1999                       By:/s/ Thomas G. Williams
      -----------------                       ---------------------------------
                                              Thomas G. Williams, President and
                                              Chief Executive Officer


Date:   May 12, 1999                       By:/s/ Dottye Robeson
      -----------------                       ---------------------------------
                                              Dottye Robeson, Secretary and
                                              Treasurer