Form 10-Q
period 1999-06-30
LOGANSPORT FINANCIAL CORP
filed 1999-08-12
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

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

         Yes [X]                                                 No [ ]

The number of shares of the Registrant's common stock, without par value, as of August 1, 1999 was 1,199,210.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index
                                                                       Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                 3

         Consolidated Statements of Financial
           Condition as of June 30, 1999
           (Unaudited) and December 31, 1998

         Consolidated Statements of Earnings
           for the three and six months ended June 30, 1999 and 1998 (Unaudited)

         Consolidated Statements of Shareholders'
           Equity for the six months ended
           June 30, 1999 and 1998 (Unaudited)

         Consolidated Statements of Cash Flows
           for the six months ended June 30, 1999 and 1998 (Unaudited)

         Notes to Consolidated  Financial Statements                          8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                               10

Item 3. Quantitative and Qualitative Disclosures About Market Risk           14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 6.  Exhibits and Reports of Form 8-K                                    16

SIGNATURES                                                                   17


                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                        (In thousands, except share data)

                                                                           June 30,            December 31,
                                                                               1999                    1998
         ASSETS
Cash and due from banks                                                    $  1,422                 $   363
Interest-bearing deposits in other financial institutions                     3,540                   3,965
                                                                            -------                  ------
         Cash and cash equivalents                                            4,962                   4,328

Investment securities available for sale-at market                            7,199                   5,033
Mortgage-backed securities available for sale-at market                       6,821                   8,129
Loans receivable-net                                                         82,291                  73,073
Office premises and equipment-at depreciated cost                             1,885                   1,528
Federal Home Loan Bank stock- at cost                                           824                     568
Investment in real estate partnership                                         1,543                   1,566
Accrued interest receivable on loans                                            422                     337
Accrued interest receivable on mortgage-backed securities                        52                      66
Accrued interest receivable on investments                                       87                      62
Prepaid expenses and other assets                                                40                      36
Cash surrender value of life insurance                                        1,156                   1,135
Prepaid income tax                                                              127                      29
Deferred income tax asset                                                       304                     195
                                                                            -------                  ------

Total assets                                                               $107,713                 $96,085
                                                                            =======                  ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                   $ 74,878                 $70,011
Advances from the Federal Home Loan Bank                                     14,000                   7,000
Notes payable                                                                 1,307                   1,375
Accrued interest and other liabilities                                          911                   1,211
                                                                            -------                  ------
Total liabilities                                                            91,096                  79,597

Shareholders' equity
  Common stock                                                                6,675                   6,670
  Retained earnings-restricted                                               10,321                  10,031
  Less shares acquired by stock benefit plan                                   (304)                   (368)
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                              (75)                    155
                                                                            -------                  ------
Total shareholders' equity                                                   16,617                  16,488
                                                                            -------                  ------

Total liabilities and shareholders' equity                                 $107,713                 $96,085
                                                                            =======                  ======



                           LOGANSPORT FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                                        Three months ended             Six months ended
                                                                             June 30,                       June 30,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $1,563       $1,385          $3,049       $2,701
  Mortgage-backed securities                                              108          130             220          282
  Investment securities                                                    90           61             163          136
  Interest-bearing deposits and other                                      60           63             119          108
                                                                        -----        -----           -----        -----
         Total interest income                                          1,821        1,639           3,551        3,227

Interest expense
  Deposits                                                                799          762           1,572        1,494
  Borrowings                                                              151           95             253          189
                                                                        -----        -----           -----        -----
         Total interest expense                                           950          857           1,825        1,683
                                                                        -----        -----                        -----

         Net interest income                                              871          782           1,726        1,544
Provision for losses on loans                                              40            9              81           18
                                                                        -----        -----           -----        -----
         Net interest income after provision for
           losses on loans                                                831          773           1,645        1,526

Other income
  Service charges on deposit accounts                                      32           24              62           43
  Gain on sale of investment and mortgage-backed
    securities                                                             -             3              -             3
  Gain on sale of real estate acquired through foreclosure                 -             6              -             6
  Loss on equity investment                                               (50)          -              (50)          -
  Other operating                                                          30           37              66           70
                                                                        -----        -----           -----        -----
         Total other income                                                12           70              78          122

General, administrative and other expense
  Employee compensation and benefits                                      225          184             444          359
  Occupancy and equipment                                                  44           17              76           36
  Federal deposit insurance premiums                                       10            9              20           19
  Data processing                                                          36           25              72           51
  Other operating                                                         105           85             234          172
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                  420          320             846          637
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     423          523             877        1,011
Income tax expense                                                        152          198             324          382
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  271       $  325          $  553       $  629
                                                                        =====        =====           =====        =====
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale             (165)         (19)           (230)          12
                                                                        -----        -----           -----        -----

COMPREHENSIVE INCOME                                                   $  106       $  306          $  323       $  641
                                                                        =====        =====           =====        =====
EARNINGS PER SHARE
  Basic (based on net earnings)                                          $.22         $.26            $.46         $.50
                                                                          ===          ===             ===          ===

  Diluted (based on net earnings)                                        $.22         $.25            $.45         $.48
                                                                          ===          ===             ===          ===

                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)

                                                                           Six months ended
                                                                                June 30,
                                                                      1999                  1998
Balance at January 1                                               $16,488               $16,542

Issuance of shares under stock option plan                               5                     7

Amortization of stock benefit plan                                      64                    62

Cash dividends of $.22 per share in 1999 and $.21 in 1998             (263)                 (265)

Unrealized gains (losses) on securities designated as
available for sale, net of related tax effects                        (230)                   12

Net earnings                                                           553                   629
                                                                    ------                ------

Balance at June 30                                                 $16,617               $16,987
                                                                    ======                ======


Accumulated other comprehensive income                             $   (75)              $    72
                                                                    ======                ======



                           LOGANSPORT FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)
                                 (In thousands)

                                                                                             1999                  1998
Cash flows from operating activities:
  Net earnings for the period                                                             $   553               $   629
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                              36                    18
    Amortization of premiums on investments and
      mortgage-backed securities                                                               60                    99
    Amortization expense of stock benefit plan                                                 64                    62
    Gain on sale of investment and mortgage-backed securities                                   -                    (3)
    Provision for losses on loans                                                              81                    18
    Loss on equity investment                                                                  50                    -
    Gain on sale of real estate acquired through foreclosure                                   -                     (6)
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                                    (85)                  (16)
      Accrued interest receivable on mortgage-backed securities                                14                    14
      Accrued interest receivable on investments                                              (25)                   26
      Prepaid expenses and other assets                                                        (4)                   (7)
      Accrued interest and other liabilities                                                 (300)                   25
      Federal income taxes
        Current                                                                               (98)                  (66)
        Deferred                                                                               10                    (2)
                                                                                           ------                ------
         Net cash provided by operating activities                                            356                   791

Cash flows provided by (used in) investing activities:
  Proceeds from certificates of deposit in other institutions                                  -                    100
  Purchase of investment securities                                                        (2,800)                 (400)
  Maturities/calls of investment securities                                                   375                 1,355
  Purchase of Federal Home Loan Bank stock                                                   (256)                  (74)
  Proceeds from sale of mortgage-backed securities                                             -                    802
  Purchase of mortgage-backed securities                                                       -                 (1,948)
  Principal repayments on mortgage-backed securities                                        1,158                 1,857
  Loan disbursements                                                                      (18,200)              (11,857)
  Investment in real estate partnership                                                       (27)                  (14)
  Principal repayments on loans                                                             8,901                 8,528
  Purchases and additions to office premises and equipment                                   (393)                  (25)
  Proceeds from sale of real estate acquired through foreclosure                                -                     4
  Increase in cash surrender value of life insurance policy                                   (21)                  (21)
                                                                                           ------                ------
         Net cash used in investing activities                                            (11,263)               (1,693)
                                                                                           ------                ------

         Net cash used in operating and investing activities
           (balance carried forward)                                                      (10,907)                 (902)
                                                                                           ------                ------


                           LOGANSPORT FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                   (Unaudited)
                                 (In thousands)

                                                                             1999                  1998
         Net cash used in operating and investing activities
           (balance brought forward)                                     $(10,907)               $ (902)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                          4,867                 3,820
  Proceeds from Federal Home Loan Bank advances                            17,000                 5,500
  Repayment of Federal Home Loan Bank advances                            (10,000)               (5,500)
  Repayment of note payable                                                   (68)                  (75)
  Proceeds from the exercise of stock options                                   5                     7
  Dividends on common stock                                                  (263)                 (265)
                                                                          -------                 -----
         Net cash provided by financing activities                         11,541                 3,487
                                                                          -------                 -----

Net increase in cash and cash equivalents                                     634                 2,585

Cash and cash equivalents, beginning of period                              4,328                 2,269
                                                                          -------                 -----

Cash and cash equivalents, end of period                                 $  4,962                $4,854
                                                                          =======                 =====


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest on deposits and borrowings                                  $  1,833                $1,679
                                                                          =======                 =====

    Income taxes                                                         $    414                $  449
                                                                          =======                 =====

    Dividends payable at end of period                                   $    132                $  139
                                                                          =======                 =====

Supplemental disclosure of noncash investing activities:
  Foreclosed mortgage loans transferred to
    real estate acquired through foreclosure                             $     -                 $   54
                                                                          =======                 =====

  Loans originated through sales of real estate owned                    $     -                 $  148
                                                                          =======                 =====


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 1999, results of operations for the three and six month periods ended June 30, 1999 and 1998 and cash flows for the three and six month periods ended June 30, 1999 and 1998.


NOTE B: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,198,901 and 1,261,293 for the six month periods ended June 30, 1999 and 1998, respectively and 1,199,090 and 1,261,511 for the three month periods ended June 30, 1999 and 1998, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,217,789 and 1,310,512 for the six months ended June 30, 1999 and 1998, respectively, and 1,211,230 and 1,312,978 for the three months ended June 30, 1999 and 1998, respectively.

Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 18,888 and 49,219 for the six month periods ended June 30, 1999 and 1998, and 12,140 and 51,467 for the three month periods ended June 30, 1999 and 1998, respectively.

A cash dividend of $.11 per common share was declared on June 9, 1999, payable on July 9, 1999, to stockholders of record as of June 21, 1999.


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

NOTE C: Recent Accounting Pronouncements (continued)

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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial statements.

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

Financial Condition

Total assets were $107.7 million at June 30, 1999 compared to $96.1 million at December 31, 1998, an increase of $11.6 million or 12.1%. This increase was funded primarily from $7.0 million of additional FHLB borrowings and growth in deposits of $4.9 million. Cash and cash equivalents increased by $634,000, from $4.3 million at December 31, 1998 to $5.0 million at June 30, 1999. The growth in assets was reinvested in new loans. Mortgage-backed securities experienced accelerated paybacks, which resulted in a decrease in the yield in the investment portfolio. Paybacks were reinvested in investment securities and the total amount of investments remained comparable to the total at December 31, 1998.

Net loans increased $9.2 million, or 12.6 %, to $82.3 million at June 30, 1999. Loan originations amounted to $18.2 million for the six months ended June 30, 1999, with payoffs equaling $8.9 million. Loan demand continued to be strong, as origination volume in 1999 exceeded that of 1998 by $6.3 million, or 53.5%.

Deposits were $74.9 million at June 30, 1999 compared to $70.0 million at December 31, 1998, an increase of $4.9 million, or 7.0%, in the first six months of 1999. Borrowings consisted of $14.0 million of FHLB advances and a $1.3 million note payable related to an equity investment in low-income housing.

Shareholders' equity was $16.6 million at June 30, 1999 and $16.5 million at December 31, 1998. The payment of dividends combined with a decrease in the market value of available for sale securities resulted in a decrease in equity of $493,000. Equity was increased by $622,000 from net earnings coupled with the effects of amortization of the stock benefit plan and the exercise of stock options.

Results of Operations

Comparison of the Six Months Ended June 30, 1999 and June 30, 1998

Net earnings for the Company for the six months ended June 30, 1999 were $553,000 compared with $629,000 for six months ended June 30, 1998, a decrease of $76,000 or12.1%. Net interest income increased $182,000 while general, administrative and other expenses increased $209,000 and taxes decreased $58,000. The major contributor to the increase in net interest income was the growth in the loan portfolio during the past twelve months. Loans were $82.3 million at June 30, 1999 compared to $67.1 million at June 30, 1998.
However, the impact of such growth was offset by a decline in the yield on the loan portfolio.

The provision for loan losses was $81,000 for the six months ended June 30, 1999 and $18,000 for the six months ended June 30, 1998. Additional provisions were made due to growth in the loan portfolio coupled with the development of a commercial loan portfolio, which totaled $5.8 million at June 30, 1999. Non-performing loans increased to $320,000, or .39% of loans at June 30, 1999 from $315,000, or .42% of loans at December 31, 1998, substantially all of which were comprised of one- to four-family residential properties. Loan loss reserves amounted to $365,000 or .44% of total loans at June 30, 1999 compared to $285,000, or .38% at December 31, 1998.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Total other income increased by $6,000, or 4.9%, during the six months ended June 30, 1999, excluding the effect of $50,000 pre-tax loss from an equity investment in a low income housing tax credit investment which is renting slower than projected. Service charges on deposit accounts increased by $19,000.

Total general, administrative and other expenses increased $209,000, or 32.8%, in the six months ended June 30, 1999 compared to June 30, 1998. Employee compensation and benefits increased $85,000 or 23.7% because of additional personnel needed in the new facility and the addition of a commercial lending department. Data processing fees increased $21,000, or 41.2%, due to loan and deposit growth, and occupancy and equipment expense increased $40,000, or 111.1%, mainly because of increased depreciation related to the purchase of new computer equipment and the completion of a new banking facility. Other operating expenses increased by $62,000, or 36.0%, primarily due to a one time non-recurring charge of $35,000 related to deposit operations.

The Company's effective tax rate for the six months ended June 30, 1999 was 36.9% and was 37.8% for the six months ended June 30, 1998.


Results of Operations

Comparison of the Three Months Ended June 30, 1999 and June 30, 1998

Net earnings for the Company for the three months ended June 30, 1999 were $271,000 compared with $325,000 for three months ended June 30, 1998, a decrease of $54,000 or 16.6%. Net interest income increased $89,000 while general, administrative and other expenses increased $100,000 and taxes decreased $46,000. The major contributor to the increase in net interest income was the growth in the loan portfolio during the past twelve months.

The provision for loan losses was $40,000 for the three months ended June 30, 1999 and $9,000 for the three months ended June 30, 1998. Additional provisions were made due to growth in the loan portfolio coupled with the development of a commercial loan portfolio.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at June 30, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Total other income was impacted negatively by the pass-through of a loss on an equity investment as noted above; however, service charges increased $8,000, or 33.3%.

Total general, administrative and other expenses increased $100,000, or 31.3%, in the three months ended June 30, 1999 compared to June 30, 1998. Data processing fees increased $11,000, or 44.0%, due to loan and deposit growth. Occupancy and equipment expense increased $27,000, or 158.8%, mainly because of increased depreciation related to the purchase of new computer equipment and the completion of a new banking facility, along with increased property tax accruals and increases in various utility expenses. Other operating expenses increased by $20,000, or 23.5%, primarily due to debit card fees and additional operating charges associated with increased deposit account volume.

The Company's effective tax rate for the three months ended June 30, 1999 was 35.9% and was 37.9% for the three months ended June 30, 1998.


Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 1999, the Bank's tangible capital ratio was 15.28%, its leverage ratio was 15.28%, and its risk-based capital to risk-weighted assets ratio was 26.33%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of June 30, 1999.

Capital Standard          Required            Bank's                Excess
----------------          --------            ------                ------
Tangible (1.5%)          $1,610,000         $16,405,000           $14,795,000
Core (4.0%)               4,294,000          16,405,000            12,111,000
Risk-based (8.0%)         5,095,000          16,770,000            11,675,000

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 4%. At June 30, 1999 the Bank's regulatory liquidity ratio was 30.51%.

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

The Company has replaced or upgraded all equipment to be year 2000 compliant at a cost of less than $45,000. As of June 30, 1999, management has developed an estimate of expenses that are reasonably likely to be incurred by the Bank in connection with the Y2K issue; however, the Company does not expect to incur any significant additional expenses to implement necessary corrective measures, and additional costs related to the Y2K issues are not expected to have a material impact on the Company's 1999 financial statements.

Should the Company's data center become unable to provide the necessary services upon arrival of the year 2000, the Company has developed a contingency plan and will have the capability to account for transactions on a manual basis until the data center returns to normal operations. Additional testing of this plan will continue in the third quarter of 1999.

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

The Office of Thrift Supervision ("OTS") issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of March 31, 1999, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.


Change                            Net Portfolio Value         NPV as % of PV of Assets
In Rates       $ Amount        $ Change       % Change         NPV Ratio        Change
--------       --------        --------       --------         ---------        ------
                                (Dollars in thousands)
+300bp           14,054          -3,959         -22%            14.72%           -312bp
+200bp           15,731          -2,283         -13%            16.12%           -173bp
+100bp           17,080            -933          -5%            17.17%            -67bp
   0bp           18,013               -           -             17.85%                -
- 100bp          18,725             712          +4%            18.31%            +47bp
- 200bp          19,529           1,515          +8%            18.84%            +99bp
- 300bp          20,681           2,668         +15%            19.60%           +176bp


Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock
Pre-shock NPV Ratio: NPV as % of PV of Assets        17.85%
Exposure Measure: Post-Shock NPV Ratio               16.12%
Sensitivity Measure: Change in NPV Ratio             173bp

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

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended June 30, 1999, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 13, 1999 , the Company held its 1999 annual meeting of shareholders. A total of 923,296 shares, or 77.02% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

Three directors were nominated by the Company's Board of Directors to serve new three year terms. One director was nominated to serve for a two year term. These nominees, and the voting results for each are listed below.

                                                 For         Withheld       Abstentions      Broker Nonvotes
Charles J. Evans (three yr. term)              906,046         17,250           0                    0
David G. Wihebrink (three yr. term)            906,046         17,250           0                    0
Thomas G. Williams (three yr. term)            906,046         17,250           0                    0
Brian Morrill (two yr. term)                   888,916         34,380           0                    0

The other directors continuing in office are Norbert E. Adrian, Donald G. Pollit, Susanne S. Ridlen and William Tincher, Jr.

The Board of Directors also recommended the ratification of the Logansport Financial Corp. 1999 Stock Option Plan. The plan was ratified by shareholders and the voting results are listed below.

     For                      Against                             Abstain

    564,356                    52,035                               9,650

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

               27 Financial Data Schedule for the six month period ended June 30, 1999.

         (b)      Reports on Form 8-K
                    The Registrant filed no reports on Form 8-K during the fiscal quarter ended June 30, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                          Logansport Financial Corp.



Date:  August 12, 1999                     By:/s/ Thomas G. Williams
                                              Thomas G. Williams, President and
                                              Chief Executive Officer


Date:  August 12, 1999                     By:/s/ Dottye Robeson
                                              Dottye Robeson, Secretary and
                                              Treasurer