Form 10-Q
period 1999-09-30
LOGANSPORT FINANCIAL CORP
filed 1999-11-15
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

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

         Yes [X]                                          No [  ]

The number of shares of the Registrant's common stock, without par value, as of November 1, 1999 was 1,199,210.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index
                                                                      Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                              3

         Consolidated Statements of Financial
           Condition as of September 30, 1999
           (Unaudited) and December 31, 1998

         Consolidated  Statements  of  Earnings
          for the three and nine months ended September 30, 1999 and 1998 (Unaudited)

         Consolidated  Statements of Shareholders'
          Equity for the nine months ended
          September 30, 1999 and 1998 (Unaudited)

         Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (Unaudited)

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


                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Statements of Financial Condition
                                   (Unaudited)
                        (In thousands, except share data)

                                                                       September 30,            December 31,
          ASSETS                                                                1999                    1998

Cash and due from banks                                                     $  1,772                 $   363
Interest-bearing deposits in other financial institutions                      3,769                   3,965
                                                                             -------                  ------
         Cash and cash equivalents                                             5,541                   4,328

Investment securities available for sale-at market                             8,278                   5,033
Mortgage-backed securities available for sale-at market                        6,214                   8,129
Loans receivable-net                                                          87,042                  73,073
Office premises and equipment-at depreciated cost                              1,914                   1,528
Federal Home Loan Bank stock- at cost                                          1,024                     568
Investment in real estate partnership                                          1,512                   1,566
Accrued interest receivable on loans                                             417                     337
Accrued interest receivable on mortgage-backed securities                         52                      66
Accrued interest receivable on investments                                       130                      62
Prepaid expenses and other assets                                                 42                      36
Cash surrender value of life insurance                                         1,167                   1,135
Prepaid income tax                                                               110                      29
Deferred income tax asset                                                        362                     195
                                                                             -------                  ------
Total assets                                                                $113,805                 $96,085
                                                                             =======                  ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                    $ 76,819                 $70,011
Advances from the Federal Home Loan Bank                                      18,000                   7,000
Notes payable                                                                  1,307                   1,375
Accrued interest and other liabilities                                           976                   1,211
                                                                             -------                  ------
Total liabilities                                                             97,102                  79,597

Shareholders' equity
  Common stock                                                                 6,675                   6,670
  Retained earnings-restricted                                                10,507                  10,031
  Less shares acquired by stock benefit plan                                    (272)                   (368)
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                              (207)                    155
                                                                             -------                  ------
Total shareholders' equity                                                    16,703                  16,488
                                                                             -------                  ------

Total liabilities and shareholders' equity                                  $113,805                 $96,085
                                                                             =======                  ======



                           LOGANSPORT FINANCIAL CORP.
                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                                       Three months ended            Nine months ended
                                                                         September 30,                  September 30,
                                                                     1999             1998            1999         1998
Interest income
  Loans                                                            $1,658           $1,401          $4,707       $4,102
  Mortgage-backed securities                                           96              130             316          412
  Investment securities                                               122               54             285          190
  Interest-bearing deposits and other                                  69               79             188          187
                                                                    -----            -----           -----        -----
         Total interest income                                      1,945            1,664           5,496        4,891

Interest expense
  Deposits                                                            860              799           2,432        2,293
  Borrowings                                                          200               95             453          284
                                                                    -----            -----           -----        -----
         Total interest expense                                     1,060              894           2,885        2,577
                                                                    -----            -----           -----        -----

         Net interest income                                          885              770           2,611        2,314
Provision for losses on loans                                          41               13             122           31
                                                                    -----            -----           -----        -----
         Net interest income after provision for
           losses on loans                                            844              757           2,489        2,283

Other income
  Service charges on deposit accounts                                  40               26             102           69
  Loss on sale of investments and mortgage-backed securities           -                (3)             -            -
  Gain on sale of real estate acquired through foreclosure             -                -               -             6
  Loss on equity investment                                           (36)              -              (86)
  Other operating                                                      40               37             106          107
                                                                    -----            -----           -----        -----
         Total other income                                            44               60             122          182

General, administrative and other expense
  Employee compensation and benefits                                  222              177             666          536
  Occupancy and equipment                                              41               22             117           58
  Federal deposit insurance premiums                                   10                9              30           28
  Data processing                                                      38               30             110           81
  Other operating                                                      86               82             320          254
                                                                    -----            -----           -----        -----
         Total general, administrative and other expense              397              320           1,243          957
                                                                    -----            -----           -----        -----

         Earnings before income taxes                                 491              497           1,368        1,508
Income tax expense                                                    173              189             497          571
                                                                    -----            -----           -----        -----

         NET EARNINGS                                              $  318           $  308          $  871       $  937
                                                                    =====            =====           =====        =====
Other comprehensive income, net of tax
Unrealized gains (losses) on securities, net of tax                  (132)              47            (362)          59
                                                                    -----            -----           -----        -----
COMPREHENSIVE INCOME                                               $  186           $  355          $  509       $  996
                                                                    =====            =====           =====        =====
EARNINGS PER SHARE
  Basic (based on net earnings)                                      $.27             $.24            $.73         $.74
                                                                      ===              ===             ===          ===
  Diluted (based on net earnings)                                    $.27             $.24            $.72         $.72
                                                                      ===              ===             ===          ===


                           LOGANSPORT FINANCIAL CORP.
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)

                                                                            Nine months ended
                                                                               September 30,
                                                                          1999                  1998
Balance at January 1                                                   $16,488               $16,542

Issuance of shares under stock option plan                                   5                     9

Purchase of shares for stock benefit plan                                   -                    (93)

Amortization of stock benefit plan                                          96                    93

Purchase of shares                                                          -                   (946)

Cash dividends of $.33 per share in 1999 and $.32 in 1998                 (395)                 (400)

Unrealized gains (losses) on securities designated as
available for sale, net of related tax effects                            (362)                   59

Net earnings                                                               871                   937
                                                                        ------                ------

Balance at September 30                                                $16,703               $16,201
                                                                        ======                ======

Accumulated other comprehensive income                                 $  (207)              $   119
                                                                        ======                ======



                           LOGANSPORT FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                    Nine months ended
                                                                                     September 30,
                                                                               1999                  1998
Cash flows from operating activities:
  Net earnings for the period                                               $   871               $   937
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                59                    28
    Amortization of premiums on investments and
      mortgage-backed securities                                                 85                   142
    Amortization expense of stock benefit plan                                   96                    93
    Provision for losses on loans                                               122                    31
    Loss of equity investment                                                    86                     -
    Gain on sale of real estate acquired through foreclosure                     -                     (6)
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                      (80)                  (24)
      Accrued interest receivable on mortgage-backed securities                  14                    14
      Accrued interest receivable on investments                                (68)                   81
      Prepaid expenses and other assets                                          (6)                   (9)
      Accrued interest and other liabilities                                   (235)                   58
      Federal income taxes
        Current                                                                 (81)                  (89)
        Deferred                                                                 20                    22
                                                                             ------                ------
         Net cash provided by operating activities                              883                 1,278

Cash flows provided by (used in) investing activities:
  Proceeds from certificates of deposit in other institutions                    -                    100
  Purchase of investment securities                                          (4,020)                 (400)
  Maturities/calls of investment securities                                     375                 2,655
  Purchase of Federal Home Loan Bank stock                                     (456)                  (74)
  Proceeds from sale of mortgage-backed securities                               -                  1,177
  Purchase of mortgage-backed securities                                         -                 (3,039)
  Principal repayments on mortgage-backed securities                          1,681                 2,673
  Loan disbursements                                                        (31,653)              (18,550)
  Investment in real estate partnership                                         (32)                  (20)
  Principal repayments on loans                                              17,562                12,763
  Purchases and additions to office premises and equipment                     (445)                 (278)
  Proceeds from sale of real estate acquired through foreclosure                 -                      4
  Increase in cash surrender value of life insurance policy                     (32)                  (31)
                                                                             ------                ------
         Net cash used in investing activities                              (17,020)               (3,020)
                                                                             ------                ------


                           LOGANSPORT FINANCIAL CORP.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                    Nine months ended
                                                                                     September 30,
                                                                               1999                  1998
Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                          $ 6,808                $6,826
  Proceeds from Federal Home Loan Bank advances                              24,000                 5,500
  Repayment of Federal Home Loan Bank advances                              (13,000)               (5,500)
  Repayment of note payable                                                     (68)                  (75)
  Proceeds from the exercise of stock options                                     5                     9
  Purchase of shares for stock benefit plan                                      -                    (93)
  Purchase of shares                                                             -                   (946)
  Dividends on common stock                                                    (395)                 (400)
                                                                             ------                 -----
         Net cash provided by financing activities                           17,350                 5,321
                                                                             ------                 -----

Net increase in cash and cash equivalents                                     1,213                 3,579

Cash and cash equivalents, beginning of period                                4,328                 2,269
                                                                             ------                 -----

Cash and cash equivalents, end of period                                    $ 5,541                $5,848
                                                                             ======                 =====


Supplemental disclosure of cash flow information:
 Cash paid during the year for:
    Interest on deposits and borrowings                                     $ 2,872                $2,560
                                                                             ======                 =====

    Income taxes                                                            $   559                $  675
                                                                             ======                 =====

    Dividends payable at end of period                                      $   132                $  135
                                                                             ======                 =====

    Foreclosed mortgage loans transferred to
      real estate acquired through foreclosure                              $    -                 $   54
                                                                             ======                 =====

    Loan originated through sales of real estate owned                      $    -                 $  148
                                                                             ======                 =====



              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1998. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 1999, results of operations for the three and nine month periods ended September 30, 1999 and 1998 and cash flows for the three and nine month periods ended September 30, 1999 and 1998.


NOTE B: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,199,005 and 1,259,225 for the nine month periods ended September 30, 1999 and 1998, respectively and 1,199,210 and 1,255,155 for the three month periods ended September 30, 1999 and 1998, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,213,148 and 1,305,333 for the nine months ended September 30, 1999 and 1998, respectively, and 1,202,566 and 1,294,506 for the three months ended September 30, 1999 and 1998, respectively.

Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 14,143 and 46,108 for the nine month periods ended September 30, 1999 and 1998, and 3,356 and 39,351 for the three month periods ended September 30, 1999 and 1998, respectively.

A cash dividend of $.11 per common share was declared on September 1, 1999, payable on October 8, 1999, to stockholders of record as of September 17, 1999.


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

Financial Condition

Total assets were $113.8 million at September 30, 1999 compared to $96.1 million at December 31, 1998, an increase of $17.7 million or 18.4 %. This increase was funded primarily from $11.0 million of additional FHLB borrowings and growth in deposits of $6.8 million. Cash and cash equivalents increased by $1.2 million, from $4.3 million at December 31, 1998 to $5.5 million at September 30, 1999. The growth in assets was reinvested in new loans. Paybacks of mortgage-backed securities were reinvested in investment securities and the total amount of investments increased by $1.3 million from $13.2 million at December 31, 1998 to $14.5 million at September 30, 1999.

Net loans increased $14.0 million, or 19.1%, to $87.0 million at September 30, 1999. Loan originations amounted to $31.7 million for the nine months ended September 30, 1999, with payoffs equaling $17.6 million. Loan demand continued to be strong, as origination volume in 1999 exceeded that of 1998 by $13.1 million, or 70.6%.

Deposits were $76.8 million at September 30, 1999 compared to $70.0 million at December 31, 1998, an increase of $6.8 million, or 9.7 %, in the first nine months of 1999. Borrowings consisted of $18.0 million of FHLB advances and a $1.3 million note payable related to an equity investment in low-income housing.

Shareholders' equity was $16.7 million at September 30, 1999 and $16.5 million at December 31, 1998. The payment of dividends combined with a decrease in the market value of available for sale securities resulted in a decrease in equity of $757,000. Equity was increased by $972,000 from net earnings coupled with the effects of amortization of the stock benefit plan and the exercise of stock options.

Results of Operations

Comparison of the Nine Months Ended September 30, 1999 and September 30, 1998

Net earnings for the Company for the nine months ended September 30, 1999 were $871,000 compared with $937,000 for nine months ended September 30, 1998, a decrease of $66,000 , or 7.0%. Net interest income increased $297,000 while general, administrative and other expenses increased $286,000 and taxes decreased $74,000. The major contributor to the increase in net interest income was the growth in the loan portfolio during the past twelve months. Loans were $87.0 million at September 30, 1999 compared to $69.5 million at September 30, 1998. The impact of such growth was offset by a decline in the yield on the mortgage and consumer loan portfolio by 32 basis points from an average yield of 8.09% at September 30, 1998 to 7.77% at September 30, 1999; however, the addition of $11.4 million of commercial loans in the past year with an average interest rate of 8.32% at September 30, 1999 contributed significantly to the increase in interest income.

The provision for loan losses was $122,000 for the nine months ended September 30, 1999 and $31,000 for the nine months ended September 30, 1998. Additional provisions were made due to growth in the loan portfolio coupled with the development of a commercial loan portfolio, which totaled $11.4 million at September 30, 1999. Non-performing loans increased to $472,000, or .54% of loans at September 30, 1999 from $315,000, or .42% of loans at December 31, 1998, substantially all of which were comprised of one- to four-family residential properties or consumer loans. Loan loss reserves amounted to $405,000 or .46 % of total loans at September 30, 1999 compared to $285,000, or .38% at December 31, 1998.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Total other income increased by $26,000, or 14.3%, during the nine months ended September 30, 1999, excluding the effect of an $86,000 pre-tax loss from an equity investment in a low income housing tax credit investment which is renting slower than projected. Service charges on deposit accounts increased by $33,000.

Total general, administrative and other expenses increased $286,000, or 29.9%, in the nine months ended September 30, 1999 compared to September 30, 1998. Employee compensation and benefits increased $130,000 or 24.3% because of additional personnel needed in the new facility and the addition of a commercial lending department. Data processing fees increased $29,000, or 35.8%, partially due to loan and deposit growth, and occupancy and equipment expense increased $59,000, or 101.7%, mainly because of increased depreciation related to the purchase of new computer equipment and the completion of a new banking facility. Other operating expenses increased by $66,000, or 26.0%, primarily due to a one time non-recurring charge of $35,000 related to deposit operations.

The Company's effective tax rate for the nine months ended September 30, 1999 was 36.3% and was 37.9% for the nine months ended September 30, 1998.

Results of Operations

Comparison of the Three Months Ended September 30, 1999 and September 30, 1998

Net earnings for the Company for the three months ended September 30, 1999 were $318,000 compared with $308,000 for three months ended September 30, 1998, a increase of $10,000 or 3.2%. Net interest income increased $115,000 while general, administrative and other expenses increased $77,000 and taxes decreased $16,000. The major contributor to the increase in net interest income was the growth in the loan portfolio during the past twelve months.

The provision for loan losses was $41,000 for the three months ended September 30, 1999 and $13,000 for the three months ended September 30, 1998. Additional provisions were made due to growth in the loan portfolio coupled with the development of a commercial loan portfolio.

Although management believes that it uses the best information available in providing for possible loan losses and believes that the allowance is adequate at September 30, 1999, future adjustments to the allowance could be necessary and net earnings could be affected if circumstances and/or economic conditions differ substantially from the assumptions used in making the initial determinations.

Total other income was impacted negatively by the pass-through of a loss on an equity investment as noted above; however, service charges increased $14,000, or 53.8%.

Total general, administrative and other expenses increased $77,000, or 24.1%, in the three months ended September 30, 1999 compared to September 30, 1998. Employee compensation and benefits increased by $45,000, or 25.4% due to additional personnel. Data processing fees increased $8,000, or 26.7%, due to loan and deposit growth. Occupancy and equipment expense increased $19,000, or 86.4%, mainly because of increased depreciation related to the purchase of new computer equipment and the completion of a new banking facility, along with increased property tax accruals and increases in various utility expenses. Other operating expenses increased by only $4,000, or 4.9%.

The Company's effective tax rate for the three months ended September 30, 1999 was 35.2% and was 38.0% for the three months ended September 30, 1998. The Company's effective tax rate is decreasing slightly due to tax credits available from the equity investment.


Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and a total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 1999, the Bank's tangible capital ratio was 14.74%, its leverage ratio was14.74%, and its risk-based capital to risk-weighted assets ratio was 25.06%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of September 30, 1999.

Capital Standard              Required          Bank's            Excess
                                           (In thousands)

Tangible (1.5%)                $1,705           $16,756           $15,051
Core (4.0%)                     4,548            16,756            12,208
Risk-based (8.0%)               5,479            17,161            11,682

Liquidity


The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 4%. At September 30, 1999 the Bank's regulatory liquidity ratio was 25.65%.


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

Management and the Board of Directors recognize and understand year 2000 ("Y2K") risks, are active in overseeing corrective efforts, and are ensuring that all necessary resources are available to address the problem. The awareness, assessment, and testing phases of the Company's year 2000 plan have been completed. The Company's business and its Y2K readiness are dependent on the readiness of its vendors. The Company has prepared a contingency plan and continuing testing to validate its readiness. The Company's data processing is performed primarily by a third party servicer. The Company also uses software and hardware which are covered under maintenance agreements with third party vendors. The Company has contacted each vendor to request time tables for such vendor's year 2000 compliance and the expected costs, if any, to be passed along to the Company. The Company has been informed that its primary service provider is on schedule and testing has been completed.

The Company has replaced or upgraded all equipment to be year 2000 compliant at a cost of less than $45,000. As of September 30, 1999, management has developed an estimate of expenses that are reasonably likely to be incurred by the Bank in connection with the Y2K issue; however, the Company does not expect to incur any significant additional expenses to implement necessary corrective measures, and additional costs related to the Y2K issues are not expected to have a material impact on the Company's 1999 financial statements.

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

The Office of Thrift Supervision ("OTS") issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of June 30, 1999, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.


Change                         Net Portfolio Value        NPV as % of PV of Assets
In Rates     $ Amount       $ Change       % Change         NPV Ratio      Change
--------     --------       --------       --------         ---------      ------
                             (Dollars in thousands)
+300bp        13,090         -4,922         -27%            12.84%         -380bp
+200bp        15,064         -2,948         -16%            14.43%         -220bp
+100bp        16,761         -1,251          -7%            15.74%          -90bp
   0bp        18,012                                        16.64%
-100bp        18,738            726          +4%            17.10%          +47bp
-200bp        19,232          1,219          +7%            17.38%          +74bp
-300bp        19,947          1,935         +11%            17.81%         +117bp


Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock
Pre-shock NPV Ratio: NPV as % of PV of Assets        16.64%
Exposure Measure: Post-Shock NPV Ratio               14.43%
Sensitivity Measure: Change in NPV Ratio             220bp

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

Part II.  OTHER INFORMATION
Item 1.  Legal Proceedings

Neither the Bank nor the  Company  were,  during the  three-month  period  ended
September 30, 1999, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following exhibits are attached to this report on Form 10-Q:
                  3.1 The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 33-89788).
                  3.2 The Code of By-Laws of the Registrant is incorporated by reference to Exhibit 3.2 to the Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 13, 1997.
                  27 Financial Data Schedule for the nine month period ended September 30, 1999.

         (b)      Reports on Form 8-K
                           The Registrant filed no reports on Form 8-K during the fiscal quarter ended September 30, 1999.

Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                           Logansport Financial Corp.



Date:   November 12, 1999                  By:/s/ Thomas G. Williams
      ----------------------                  ---------------------------------
                                              Thomas G. Williams, President and
                                              Chief Executive Officer


Date:   November 12, 1999                  By:/s/ Dottye Robeson
      ----------------------                  ---------------------------------
                                              Dottye Robeson, Secretary and
                                              Treasurer