Form 10-K405
period 1999-12-31
LOGANSPORT FINANCIAL CORP
filed 2000-03-24
CIK 939928

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 1, 2000, was $9,195,220.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 1, 2000, was 1,094,510 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated into Part II. Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 30 Pages
================================================================================

                           LOGANSPORT FINANCIAL CORP.

                                    Form 10-K

                                      INDEX

                                                                            Page

Forward Looking Statements...................................................  1

PART I

Item  1.   Business..........................................................  1
Item  2.   Properties........................................................ 25
Item  3.   Legal Proceedings................................................. 25
Item  4.   Submission of Matters to a Vote of Security Holders............... 25
Item  4.5. Executive Officers of Registrant.................................. 26

PART II

Item  5.   Market for Registrant's Common Equity and Related

             Stockholder Matters............................................. 26
Item  6.   Selected Financial Data........................................... 27
Item  7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 27
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk........ 27
Item  8.   Financial Statements and Supplementary Data....................... 27
Item  9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................. 27
PART III

Item 10.   Directors and Executive Officers of Registrant.................... 28
Item 11.   Executive Compensation............................................ 28
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management.................................................. 28
Item 13.   Certain Relationships and Related Transactions.................... 28

PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K..................................................... 29
           Signatures........................................................ 30

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include but are not limited to changes in interest rates; loss of deposits and loan demand to other savings and financial institutions; substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes; or unanticipated results in pending legal proceedings.

                                     PART I

Item 1.       Business.

General

         Logansport Financial Corp. (the "Holding Company" and, together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February, 1995, to become a unitary savings and loan holding company. The Holding Company became a unitary savings and loan holding company upon the conversion of Logansport Savings Bank, FSB (the "Bank") from a federal mutual savings bank to a federal stock savings bank on June 13, 1995. The principal asset of the Holding Company consists of 100% of the issued and outstanding shares of common stock, $.01 par value per share, of the Bank. The Bank began operations in Logansport, Indiana under the name Logansport Building and Loan Association in 1925. In 1962, the Bank changed its name to Logansport Savings and Loan Association, and in 1992, the Bank converted to a federally chartered savings bank known as Logansport Savings Bank, FSB. The Bank serves the needs of primarily residents of Cass County, Indiana.

         The Bank is the oldest financial institution headquartered in Logansport, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity loans; (iii) home improvement loans; (iv) construction loans; (v) share loans; (vi) commercial real estate loans; (vii) multi-family loans; (viii) consumer loans; (ix) NOW accounts; (x) passbook savings accounts; (xi) certificates of deposit; (xii) consumer and commercial demand deposit accounts; and (xiii) individual retirement accounts. In the fourth quarter of 1998, the Bank decided to offer a complete line of commercial lending to include operating lines of credit secured by receivables and inventory and term financing for equipment purchases. In 1999, the Bank began offering agricultural loans and equipment leases. The Holding Company and the Bank conduct business out of their main office located in Logansport, Indiana. The Bank is and historically has been a significant real estate mortgage lender in Cass County, Indiana, originating approximately 36.2% of the mortgage loan volume recorded in Cass County by Cass County institutions during the year ended December 31, 1999.

         The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 62.2% of the Company's total loan portfolio at December 31, 1999. The Bank also offers multi-family mortgage loans, commercial real estate loans, construction loans, commercial loans and leases and consumer loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 2.3% and 12.7%, respectively, of the Company's total loan portfolio at December 31, 1999. Commercial loans constituted 4.4% and commercial leases 1.7% of the total loan portfolio. Residential, multi-family and commercial real estate construction loans constituted approximately 2.8% of the Company's total loan portfolio at December 31, 1999. Installment, share, home equity, and home improvement loans constituted approximately 6.6%, .3%, 1.0%, and 6.0%, respectively, of the Company's total loan portfolio at December 31, 1999.

Lending Activities

         Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                         At December 31,
                                  --------------------------------------------------------------------------------------------------
                                       1999                1998               1997                 1996                 1995
                                  -----------------   -----------------  ----------------    ------------------   ------------------
                                            Percent             Percent           Percent               Percent             Percent
                                  Amount   of Total   Amount   of Total  Amount  of Total    Amount    of Total   Amount    of Total
                                  ------   --------   ------   --------  ------  --------    ------    --------   ------    --------
                                                                     (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
   Residential.................   $57,889    62.23%  $52,205    69.35%   $46,419  72.48%  $  41,109     72.05%    $36,608    73.15%
   Commercial real estate......    11,825    12.71     3,492     4.64      3,072   4.80       2,701      4.73       1,620     3.24
   Multi-family................     2,111     2.27     1,584     2.10      1,844   2.88       2,370      4.15       1,915     3.83
Construction:
   Residential ................     2,575     2.77     1,742     2.31      1,333   2.08         574      1.01         575     1.15
   Commercial
     real estate...............       ---      ---    1,400     1.86         ---    ---         194       .34         198      .39
   Multi-family................       ---      ---      350      .47         ---    ---         248       .43         250      .50
Commercial paper ..............       ---      ---      ---      ---         ---    ---         ---       ---         878     1.75
Commercial loans...............     4,102     4.41    1,486     1.97         ---    ---         ---       ---        ---       ---
Commercial leases..............     1,609     1.73      ---      ---         ---    ---         ---       ---        ---       ---
Consumer loans:
   Installment (2).............     6,107     6.56     6,021     8.00      5,409   8.44       4,615      8.09       3,729     7.45
   Share ......................       289      .31       314      .42        313    .49         286       .50         219      .44
   Home equity.................       974     1.05     1,090     1.45        685   1.07         595      1.04         398      .79
   Home improvement............     5,544     5.96     5,589     7.43      4,972   7.76       4,368      7.66       3,656     7.31
                                  -------   ------   -------   ------    ------- ------   ---------    ------     -------   ------
     Gross loans receivable....   $93,025   100.00%  $75,273   100.00%   $64,047 100.00%  $  57,060    100.00%    $50,046   100.00%
                                  =======   ======   =======   ======    ======= ======   =========    ======     =======   ======

TYPE OF SECURITY

   Residential (1).............   $66,150    71.11%  $61,291    81.42%   $53,409  83.39%  $  46,689     81.83%    $41,407    82.74%
   Commercial real estate......    12,334    13.26     4,108     5.46      3,212   5.02       2,895      5.07       1,818     3.63
   Multi-family................     2,088     2.25     1,934     2.57      1,844   2.88       2,618      4.59       2,165     4.33
   Deposits....................       289      .31       314      .42        313    .49         286       .50         219      .44
   Auto........................     2,477     2.66     2,210     2.94      2,148   3.35       2,042      3.58       1,288     2.57
   Consumer residential (2)....     1,599     1.72     1,918     2.55      1,617   2.52       1,074      1.88       1,232     2.46
   Other security..............     8,088     8.69     3,498     4.64      1,504   2.35       1,456      2.55       1,039     2.08
   Unsecured (3)...............       ---      ---      ---       ---       ---     ---        ---        ---        878      1.75
                                  -------   ------   -------   ------    ------- ------   ---------    ------     -------   ------
     Gross loans receivable....    93,025   100.00%   75,273   100.00%    64,047 100.00%     57,060    100.00%     50,046   100.00%
Deduct:
Allowance for loan losses......       440      .47       285      .38        245    .38         236       .41         223      .45
Loans in process...............     1,685     1.81     1,915     2.54        167    .26          22       .04         116      .23
                                  -------   ------   -------   ------    ------- ------   ---------    ------     -------   ------
   Net loans receivable........   $90,900    97.72%  $73,073    97.08%   $63,635  99.36%  $  56,802     99.55%    $49,707    99.32%
                                  =======   ======   =======   ======    ======= ======   =========    ======     =======   ======
Mortgage Loans:
   Adjustable-rate.............   $48,119    64.68%  $45,552    74.95%   $42,984  81.61%  $  38,729     82.06%    $34,715    84.33%
   Fixed-rate..................    26,281    35.32    15,221    25.05      9,684  18.39       8,467     17.94       6,451    15.67
                                  -------   ------   -------   ------    ------- ------   ---------    ------     -------   ------
     Total.....................   $74,400   100.00%  $60,773   100.00%   $52,668 100.00%  $  47,196    100.00%    $41,166   100.00%
                                  =======   ======   =======   ======    ======= ======   =========    ======     =======   ======

-------------
(1)  Includes home equity, residential construction and home improvement loans.
(2) Includes "one-pay" notes due in less than one year secured by residential real estate.
(3)  Includes commercial paper and bankers' acceptances.

         The following table sets forth certain information at December 31, 1999, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.


                                     Balance                      Due during years ending December 31,
                                   Outstanding                                    2003       2005       2010       2015
                                  at December 31,                                  to         to         to         and
                                      1999        2000      2001       2002       2004       2009       2014     following
                                  --------------  ----      ----      ------    -------   ---------    ------    ----------
                                                                  (In thousands)
Mortgage loans:
   Residential ....................  $60,464    $   166   $   145   $   139    $   825    $  7,276     $13,237     $38,676
   Multi-family....................    2,111        350       ---       ---        854         131         776         ---
   Commercial real estate..........   11,825         53        20       316        578       4,359       2,978       3,521
Commercial loans...................    4,102      2,786       604        50        519         143         ---         ---
Commercial leases..................    1,609        ---       122        91        379       1,017         ---         ---
Consumer loans:
   Home improvement................    5,544         40       202       212      1,053       2,299       1,424         314
   Home equity.....................      974        ---       ---       ---        ---         ---         974         ---
   Installment.....................    6,107      2,750       427       727      1,438         386         379         ---
   Share...........................      289        289       ---       ---        ---         ---         ---         ---
                                     -------     ------    ------    ------     ------     -------     -------     -------
   Total...........................  $93,025     $6,434    $1,520    $1,535     $5,646     $15,611     $19,768     $42,511
                                     =======     ======    ======    ======     ======     =======     =======     =======

         The following table sets forth, as of December 31, 1999, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                           Due After December 31, 2000
                                 -------------------------------------------
                                 Fixed Rates     Variable Rates      Total
                                                 (In thousands)

Mortgage loans:
   Residential ...............    $20,194           $40,104         $60,298
   Multi-family...............        187             1,574           1,761
   Commercial real estate.....      5,625             6,147          11,772
Commercial loans..............        744               572           1,316
Comercial leases..............      1,609               ---           1,609
Consumer loans:
   Home improvement...........      5,504               ---           5,504
   Home equity................        ---               974             974
   Installment................      3,357               ---           3,357
                                  -------           -------         -------
     Total....................    $37,220           $49,371         $86,591
                                  =======           =======         =======

         Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $57.9 million, or 62.2% of the Company's portfolio of loans at December 31, 1999, consisted of one- to four-family residential mortgage loans, of which approximately 64.7% had adjustable rates.

         The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. These ARMs have a current margin above such index of 2.75%, or 3.00% for loans in which interest is amortized and payments are due bi-weekly. Interest rates cannot adjust lower than the rate at the time of origination. Many of the residential ARMs in the Company's portfolio at December 31, 1999 provided for a maximum rate adjustment per year of 1%, although the Bank began originating residential ARMs which provide for a maximum rate adjustment of 2% per year in 1995. The Bank's residential ARMs provide for a maximum rate adjustment of 5% over the life of the loan. These ARMs generally bear terms of between 15 and 25 years.

         The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period that generally does not exceed 15 years. At December 31, 1999, 35.3% of the Company's residential mortgage loans had fixed rates of interest.

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

         The Bank's residential mortgage loans are not originated on terms and conditions and using documentation that conform to the standard underwriting criteria required to sell such loans on the secondary market. The Bank generally retains its loans in its portfolio and does not anticipate the need to sell its non-conforming loans. See "-- Origination, Purchase and Sale of Loans."

         At December 31, 1999, residential loans amounting to $343,000, or .4% of total loans, were included in non-performing assets. See "Non-Performing and Problem Assets."

         Commercial Real Estate Loans. At December 31, 1999, $11.8 million, or 12.7% of the Company's total loan portfolio, consisted of commercial real estate loans. Of these loans, $1.1 million constituted participations in loans secured by commercial real estate which were purchased from other financial institutions.  The  commercial  real  estate  loans  included  in the  Company's portfolio are primarily secured by non-residential real estate such as small office buildings, nursing homes, churches, light manufacturing facilities, retail and service outlets, warehouses, professional buildings and farm real estate. The Bank currently originates commercial real estate loans as adjustable-rate loans indexed to the one-year U.S. Treasury or the prime with various margins, or as fixed rate loans. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. No single commercial real estate loan at December 31, 1999 exceeded $912,000. No commercial real estate loans were included in non-performing assets at that date.

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

         Multi-Family Loans. Approximately $2.1 million, or 2.3% of the Company's portfolio of loans at December 31, 1999, consisted of multi-family loans. These loans are generally purchased participations and secured by apartment complexes and other multi-family residential properties. At December 31, 1999, $233,000 of the multi-family loans included in the Company's portfolio was included in non-performing assets.

         Construction Loans. The Bank offers construction loans with respect to owner-occupied residential real estate and, in limited cases, to builders or developers constructing such properties on a speculative investment basis (i.e., before the builder/developer obtains a commitment from a buyer). The Bank may also purchase participations.

         At December 31, 1999, $2.6 million, or 2.8%, of the Company's total loan portfolio consisted of construction loans. All construction loans at December 31, 1999 were one- to four-family residential loans. The largest construction loan at December 31, 1999 was approximately $290,000. No construction loans were included in non-performing assets on that date.

         Construction loans originated by the Bank are written such that interest only is payable during the construction phase, which is typically limited to nine months, and following the construction phase, a permanent loan is made. Inspections are made prior to any disbursement under a construction loan.

          Commercial Loans. At December 31, 1999, $4.1 million, or 4.4% of the Company's total loan portfolio consisted of commercial loans provided to finance receivables, inventory or equipment. These loans were originated by the Bank and provided to existing businesses located in Cass County and its contiguous counties. Loans are underwritten on a case-by-case basis with emphasis placed on cash flow analysis and the borrower's debt service capacity. The majority of the loans are written on a variable rate using the national prime rate as the primary index rate. The weighted average maturity of the variable rate portion of the portfolio was 14 months and the weighted average maturity of the fixed rate portion of the portfolio was 45 months at December 31, 1999.

         Commercial Leases. At December 31, 1999, $1.6 million, or 1.7% of the Company's total loan portfolio consisted of commercial leases provided to finance equipment. The Bank's lease portfolio consists of a joint marketing effort between the Bank and SCI Leasing Group, a Carmel, Indiana based concern, with all credit decisions made solely by the Bank and following the same underwriting standards as are applied to traditional commercial loan requests. Commercial leases are a fixed rate financing tool with the weighted average maturity of the Bank's lease portfolio at 68 months as of December 31, 1999.

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

         The Company's consumer loans, consisting primarily of installment, share, home improvement, and home equity loans, aggregated $12.9 million as of December 31, 1999, or 13.9% of the Company's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans originated by the Bank, except home equity loans, are fixed-rate loans, and substantially all are secured loans.

         Installment loans, totaling $6.1 million, or 6.6% of total loans at December 31, 1999, are fixed-rate loans generally secured by collateral, including automobiles, and are made for maximum terms of up to 10 years (depending on the collateral). The Bank's installment loans also include "one-pay" notes, some of which are secured by residential real estate and all of which amortize at rates similar to those for home improvement loans and have maximum terms of 6 months to one year.

         Share loans, totaling $289,000, or .3% of total loans at December 31, 1999, are made up to 80% of the original account balance and accrue at a rate of 2-3% over the underlying certificate of deposit rate. Interest on share loans is paid quarterly. Home improvement loans totaled $5.5 million, or 6.0% of the Company's total loan portfolio at December 31, 1999, and are close-ended fixed-rate loans made for maximum terms up to 15 years. The Bank's home improvement loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any.

         The Bank also offers open-ended lines of credit secured by a lien on the equity in the borrower's home in amounts up to 90% of the appraised value of the real estate (taking into account any other mortgages on the property). The Bank's home equity loans are adjustable-rate loans with interest rates equal to the national prime rate plus 2%, and payments equal to the greater of 2% of the outstanding loan balance or $50. The Bank's home equity loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any, and generally have a maximum term of 15 years. At December 31, 1999, the Bank had approved $1,685,000 of home equity loans, of which $974,000 were outstanding.

         As a general rule, consumer loans involve a higher level of risk than one- to four-family residential mortgage loans because consumer loans are generally made based upon the borrower's ability to repay the loan, which is subject to change, rather than the value of the underlying collateral, if any. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate risk. The Bank has thus far been successful in managing consumer loan risk. As of December 31, 1999, consumer loans totaling $90,000 were included in non-performing assets.

         Letters of Credit Securing Tax-Exempt Bonds. The Bank currently maintains four letters of credit, each in the amount of $253,000, to secure payments required under tax-exempt bonds issued to raise funds for low-income housing projects in Franklin, Kokomo and Michigan City, Indiana and Hamilton, Ohio. The issuer of the tax-exempt bonds is permitted to draw against these letters of credit only in the event it defaults in making payments required under the bonds, and any such draws made against the letters of credit would be secured by a mortgage on the subject housing project. No draws against any letters of credit had been made as of December 31, 1999. In addition to the above, the Bank held $195,000 in standby letters of credit for two commercial loan customers.

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

         The Bank confines its loan origination activities primarily to Cass County, Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. Business loans originations also arise from an active business development calling program. All loan applications are processed and underwritten at the Bank's main office.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $2.3 million at December 31, 1999. The Company's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

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

         The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                                     Year Ended December 31,
                                                         ----------------------------------------------
                                                           1999               1998               1997
                                                         -------             -------            -------
                                                                          (In thousands)
Gross loans receivable
   at beginning of period........................        $75,273             $64,047            $57,060
Originations:
   Mortgage loans:
     Residential.................................         17,229              14,691             13,102
     Commercial real estate and lines of credit
       and multi-family..........................         19,368               1,400                417
                                                         -------             -------            -------
     Total mortgage loans and commercial loans...         36,597              16,091             13,519
   Consumer loans:
     Installment.................................          5,597               7,321              3,476
     Share.......................................            169                 294                101
     Home improvement............................          1,944               2,333              2,510
     Home equity.................................            103                 736                163
                                                         -------             -------            -------
       Total consumer loans......................          7,813              10,684              6,250
                                                         -------             -------            -------
            Total originations...................         44,410              26,775             19,769
   Purchases:
     Commercial real estate and multi-family.....            981                 350                ---
     Commercial paper............................            ---                 ---                ---
                                                         -------             -------            -------
       Total originations and purchases..........         45,391              27,125             19,769
   Repayments and deductions.....................         27,639              15,899             12,782
                                                         -------             -------            -------
   Gross loans receivable at end of period.......        $93,025             $75,273            $64,047
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

Non-Performing and Problem Assets

         Mortgage loans are reviewed by the Bank on a regular basis and are placed on a non-accrual status when the loans become contractually past due ninety days or more. At the end of each month, delinquency notices are sent with respect to all mortgage loans for which payments have not been received. Contact by phone or in person is made, if feasible, with respect to all such loans. When loans are sixty days in default, an additional delinquency notice is sent and personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are ninety days in default, contact is made with the borrower by the Senior Loan Officer who attempts to establish an acceptable repayment schedule. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans for which foreclosure proceedings have been commenced are placed on non-accrual status. Late notices are sent to commercial loan borrowers at five and fifteen days after which personal contact by the Account Officer is made.

         Consumer loans are reviewed by the Bank on a daily basis. Notices are sent to borrowers when any consumer loan is 5, 10 and 15 days past due. After consumer loans are 15 days delinquent, a late fee in the amount of 10% of the payment is imposed until the loan is brought current.

         Non-Performing Assets. At December 31, 1999, $666,000, or .57% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans, real estate owned ("REO"), troubled debt restructurings and non-accruing investments), compared to $315,000, or .33%, of the Company's total assets at December 31, 1998. At December 31, 1999, residential loans, multi-family loans and consumer loans accounted for 51.5%, 35.0%, and 13.5%, respectively, of non-performing assets. There were no non-accruing investments at December 31, 1999.

         The table below sets forth the amounts and categories of the Company's non-performing assets (non-accruing loans and real estate owned) as of the date indicated. It is the policy of the Company that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                      At December 31,
                                                 ---------------------------------------------------------
                                                 1999         1998         1997         1996          1995
                                                 ----         ----         ----         ----          ----
                                                                    (Dollars in thousands)
Non-accruing loans (1).........................  $666         $315         $431          $406         $311
Real estate owned, net.........................   ---          ---          106           ---          ---
   Total non-performing assets.................  $666         $315         $537          $406         $311
                                                 ====         ====         ====          ====         ====

Non-performing loans to total loans, net (2)...   .72%          .42%         .67%         .71%         .63%
Non-performing assets to total assets..........   .57           .33          .62          .52          .42

---------------

(1) The Company generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At December 31, 1999, $343,000 of non-accruing loans were residential loans, $233,000 was a multi-family housing purchased participation loan, and $90,000 were consumer loans. For the year ended December 31, 1999, the income that would have been recorded had the non-accruing loans not been in a non-performing status totaled $36,000.

(2)  Total loans less loans in process.

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

         An insured institution is required to establish general allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances.

         At December 31, 1999, the aggregate amount of the Company's classified assets and the Company's general and specific loss allowances were as follows:

                                                         At December 31, 1999
                                                         --------------------
                                                            (In thousands)
Substandard loans...................................            $918
Doubtful loans......................................             ---
Loss loans..........................................             ---
                                                                ----
   Total classified loans...........................            $918
                                                                ====
General loss allowances.............................            $440
Specific loss allowances............................             ---
                                                                ----
   Total allowances.................................            $440
                                                                ====

         The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. The substandard loans consist of all nonaccrual loans and one additional purchased participation multi-family real estate loan of $252,000, which is current on payments but considered substandard because of cash flow.

Allowance for Loan Losses

         The allowance for loan losses is maintained through the provision for loan losses, which is charged to earnings. The provision for loan losses is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Company's allowance for loan losses is adequate to absorb anticipated future losses from loans at December 31, 1999. However, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not require increases in its allowances for loan losses or that changes in economic conditions will not adversely affect the Company's loan portfolio.

         Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended December 31, 1999.

                                                                    Year Ended December 31,
                                                  ---------------------------------------------------------
                                                  1999          1998         1997         1996         1995
                                                  ----          ----         ----         ----         ----
                                                                    (Dollars in thousands)
Balance of allowance at beginning
   of period.............................          $285         $245        $ 236        $ 223        $ 206
Recoveries...............................           ---          ---            1            1          ---
Less charge-offs:
   Residential real estate loans.........           ---           13           10          ---          ---
   Consumer loans........................             7           10            8          ---            3
                                                   ----         ----         ----         ----         ----
Net charge-offs..........................             7           23           17           (1)           3
Provisions for losses on loans...........           162           63           26           12           20
                                                   ----         ----         ----         ----         ----
Balance of allowance at end of period....          $440         $285         $245         $236         $223
                                                   ====         ====         ====         ====         ====
   Net charge-offs to total average
     loans receivable for period.........           (*)          .03          .03           (*)          (*)
   Allowance at end of period to
     net loans receivable at end
     of period (1).......................           .47          .38          .38          .41          .45
   Allowance to total non-performing
     loans at end of period..............         66.07        90.48        56.84        58.12        71.61
-------------------

(1)  Total loans less loans in process.
(*)  Less than .01%.

         Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.


                                                                  At December 31,
                              --------------------------------------------------------------------------------------
                                    1999             1998               1997             1996              1995
                              ----------------  ---------------   ---------------  ---------------- ----------------
                                       Percent          Percent           Percent           Percent          Percent
                                      of loans         of loans          of loans          of loans         of loans
                                       in each          in each           in each           in each          in each
                                      category         category          category          category         category
                                      of total         of total          of total          of total         of total
                              Amount   loans    Amount   loans    Amount   loans   Amount   loans   Amount   loans
                              ------   -----    ------   -----    ------   -----   ------   -----   ------   -----
                                                                (Dollars in thousands)
Balance at end of period
   applicable to:
Residential..................   $270   62.23%    $232    69.35%    $193   72.48%    $158    72.05%    $122   73.15%
Commercial real estate.......      8   12.71        6     4.64        6    4.80        6     4.73        6    3.24
Multi-family.................    117    2.27        1     2.10        1    2.88        1     4.15        1    3.83
Construction loans...........    ---    2.77      ---     4.64      ---    2.08      ---     1.78      ---    2.04
Commercial paper and
   bankers' acceptances......    ---     ---      ---      ---      ---     ---      ---      ---      ---    1.75
Commercial loans.............    ---    4.41      ---     1.97      ---     ---      ---      ---      ---     ---
Commercial leases............    ---    1.73      ---      ---      ---     ---      ---      ---      ---     ---
Consumer loans...............     45   13.88       46    17.30       45   17.76       71    17.29       86   15.99
Unallocated..................    ---     ---      ---      ---     ---      ---      ---      ---        8     ---
                                ----  ------     ----   ------     ----  ------     ----   ------     ----  ------
   Total.....................   $440  100.00%    $285   100.00%    $245  100.00%    $236   100.00%    $223  100.00%
                                ====  ======     ====   ======     ====  ======     ====   ======     ====  ======


Investments and Mortgage- and Other Asset-Backed Securities

         Federally chartered savings associations have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, repurchase agreements and federal funds sold. Subject to various restrictions, federally chartered savings associations may also invest a portion of their assets in corporate debt securities and asset-backed securities. The investment policy of the Bank, which is established and implemented by the Bank's Investment Committee, is designed primarily to maximize the yield on the investment portfolio subject to minimal liquidity risk, default risk and interest rate risk, and prudent asset/liability management.

         The Company's investments consist of U.S. government and other agency securities, mortgage- and other asset-backed securities, state and municipal bonds, corporate obligations, marketable equity securities, and FHLB stock. At December 31, 1999, approximately $15.7 million, or 13.4% of the Company's total assets, consisted of such investments.

         At December 31, 1999, the Company had $5.9 million of mortgage- and other asset-backed securities outstanding, all of which were classified as available for sale. These fixed-rate mortgage- and other asset-backed securities may be used as collateral for borrowings and through repayments, as a source of liquidity. Mortgage- and other asset-backed securities offer yields above those available for investments of comparable credit quality and duration. Mortgage-backed securities are qualifying thrift investments under the Qualified Thrift Lender test. See "Regulation--Qualified Thrift Lender."

         The following table sets forth the amortized cost and market value of the Company's investments and mortgage- and other asset-backed securities at the dates indicated.

                                                                         At December 31,
                                         ---------------------------------------------------------------------------
                                                  1999                        1998                     1997
                                         ---------------------     ---------------------     -----------------------
                                         Amortized      Market     Amortized      Market     Amortized        Market
                                            Cost         Value        Cost         Value        Cost           Value
                                         ---------      ------     ---------      ------     ---------        ------
                                                                         (In thousands)
Securities available for sale:
   Federal agencies...................   $  6,295       $5,901     $  2,845     $  2,825       $3,598        $3,451
   State and municipal................      1,931        1,939        1,323        1,393        1,780         1,847
   Mortgage- and other asset-backed
     securities.......................      6,145        5,898        8,193        8,129        9,998         9,932
   Corporate obligations..............        560          523          561          571          200           209
   Marketable equity securities.......          4          176            4          244            6           243
     Total securities

     available for sale...............     14,935       14,437       12,926       13,162       15,582        15,682
Certificate of deposit (1)............        ---          ---          ---          ---          100           100
FHLB stock (1)........................      1,273        1,273          568          568          494           494
                                          -------      -------      -------      -------      -------       -------
     Total investments................    $16,208      $15,710      $13,494      $13,730      $16,176       $16,276
                                          =======      =======      =======      =======      =======       =======


(1)  Market value approximates carrying values.

         Included in the Company's investment portfolio at December 31, 1999 were approximately $300,000 (amortized cost) in derivative securities, which were structured notes issued by the FHLBs. The fair value of these security investments was approximately $294,000 at December 31, 1999. These structured notes, which are not obligations of, or guaranteed by, the United States, represent obligations to repay principal with interest that is either fixed or fluctuates in accordance with an interest formula tied to various indices. The interest on the Company's structured notes generally adjusts quarterly or semi-annually based on certain indices such as the LIBOR and the CMT. This structured note had fluctuating interest rates that adjust on the basis of a formula tied to two different indices, such as the CMT and an inverse LIBOR rate. This dually indexed security was classified as available for sale at December 31, 1999 and will mature in July, 2000.

         The average yield of these derivative securities at December 31, 1999, was 2.98%. In a rising interest rate environment, it is anticipated that the yield on and market value of these securities will decline, and may decline substantially.

         The following table sets forth investment securities, mortgage- and other asset-backed securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 1999.

                                                      Amount at December 31, 1999, which matures in
                                  -------------------------------------------------------------------------------------
                                          One                 One to                Five to                  Over
                                     Year or Less           Five Years             Ten Years            Ten Years(4)
                                  ------------------- -------------------    -------------------   --------------------
                                             Weighted            Weighted               Weighted               Weighted
                                  Amortized   Average Amortized   Average    Amortized   Average   Amortized    Average
                                    Cost       Yield     Cost      Yield        Cost      Yield       Cost       Yield
                                  ---------  -------- ---------  --------    ---------  --------   ---------   --------
                                                                 (Dollars in thousands)

Securities available for sale (1)(3) :
   Federal agencies..............  $  300      2.98%     $  500     6.02%      $2,795       6.31%      $2,700     7.38%
   State and municipal (2).......     ---       ---         854     8.02          774       7.89          303     8.49
   Mortgage- and other
      asset-backed securities....     863      6.11       1,955     6.52        1,291       7.04        2,036     7.05
   Corporate obligations.........     ---       ---         ---      ---          460       6.12          100     7.40
   Marketable equity securities..     ---       ---         ---      ---          ---        ---            4    58.23
                                   ------      ----      ------     ----       ------       ----       ------     ----
     Total securities
        available for sale.......   1,163      5.30       3,309     6.83        5,320       6.70        5,143     7.35
FHLB stock.......................     ---       ---        ---       ---          ---        ---        1,273     8.00
                                   ------      ----      ------     ----       ------       ----       ------     ----
     Total investments...........  $1,163      5.30%     $3,309     6.83%      $5,320       6.70%      $6,416     7.48%
                                   ======      ====      ======     ====       ======       ====       ======     ====

(1) Securities available for sale are set forth at amortized cost for purposes of this table.
(2)      Fully taxable equivalent basis.
(3)      No effect is given for possible prepayments.
(4)      Includes perpetual marketable equity securities.


Sources of Funds

         General. Deposits have traditionally been the Bank's primary source of funds for use in lending and investment activities. In addition to deposits, the Company derives funds from scheduled loan payments, loan prepayments, and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Borrowings from the FHLB of Indianapolis are also used to compensate for reductions in deposits or deposit inflows at less than projected levels.

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

         Deposits totaled $76.0 million at December 31, 1999.

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

         The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts offered by the Bank has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Bank has become more susceptible to short-term fluctuations in deposit flows as customers have become more interest rate conscious. The Bank manages the pricing of its deposits in keeping with its asset/liability management and profitability objectives. Based on its experience, the Bank believes that its passbook, NOW and non-interest-bearing checking accounts are relatively stable sources of deposits. However, the ability of the Bank to attract and maintain certificates of deposit, and the rates paid on these deposits, has been and will continue to be significantly affected by market conditions.

         An analysis of the Bank's deposit accounts by type, maturity, and rate at December 31, 1999, is as follows:

                                                Minimum         Balance at                          Weighted
                                                Opening        December 31,         % of             Average
Type of Account                                 Balance            1999           Deposits            Rate
---------------                                 -------            ----           --------            ----
                                                                   (Dollars in thousands)
Withdrawable:
   Passbook savings accounts..............    $      25         $  2,869            3.77%             3.02%
   Regular money market accounts..........        2,500            1,166            1.53              3.24
   Hi yield money market accounts.........       10,000           18,121           23.84              4.32
   Super NOW accounts.....................        2,500              327             .43              2.41
   NOW and other transaction accounts.....          200            5,350            7.04              2.02
   Non-interest bearing accounts..........          100            2,681            3.53               ---
                                                                 -------          ------              ----
Total withdrawable........................                        30,514           40.14              3.35
Certificates (original terms):
   91 days................................        1,000              522             .69              4.59
   6 months...............................        1,000            3,238            4.26              4.60
   12 months..............................        1,000           12,169           16.01              5.43
   18 months..............................          500            1,132            1.49              5.28
   24 months..............................          500           11,769           15.48              5.38
   30 months..............................          500            8,143           10.71              5.78
   60 months..............................        1,000            3,395            4.47              5.71
IRAs
   18 months..............................          100            5,129            6.75              5.25
                                                                 -------          ------              ----
Total certificates........................                        45,497           59.86              5.43
                                                                 -------          ------              ----
Total deposits ...........................                       $76,011          100.00%             4.59%
                                                                 =======          ======              ====


         The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                                    At December 31,
                                         ------------------------------------
                                            1999         1998          1997
                                           -------      -------       -------
                                                    (In thousands)

4.00% and under.......................     $   175      $   234       $   136
4.01 - 6.00 %.........................      44,496       39,027        35,087
6.01 - 8.00%..........................         826          416           508
                                           -------      -------       -------
Total  ...............................     $45,497      $39,677       $35,731
                                           =======      =======       =======

         The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 1999, and the total amount maturing thereafter. Matured certificates which have not been renewed as of December 31, 1999, have been allocated based upon certain rollover assumptions:

                                                  Amounts At
                                        December 31, 1999, Maturing in
                            --------------------------------------------------
                            One Year       Two          Three     Greater Than
                             or Less      Years         Years      Three Years
                             -------       ------       ------      ------
                                            (In thousands)
4.00% and under........      $   175       $  ---       $  ---      $  ---
4.01 - 6.00 %..........       30,180        8,947        2,151       3,218
6.01-8.00%.............          354          202           72         198
                             -------       ------       ------      ------
Total  ................      $30,709       $9,149       $2,223      $3,416
                             =======       ======       ======      ======

         The following table indicates the amount of the Bank's certificates of deposit of greater than $100,000 by time remaining until maturity as of December 31, 1999.

            Maturity                                         (In thousands)
            --------                                         --------------
     Three months or less.................................     $    326
     Greater than three months
          through six months..............................        1,568
     Greater than six months
          through twelve months...........................        1,838
     Over twelve months...................................          357
                                                                 ------
          Total...........................................       $4,089
                                                                 ======

         The following table sets forth the dollar amount of savings in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                        Deposit Activity
                                        ------------------------------------------------------------------------------
                                                                     Increase                               Increase
                                                                    (Decrease)                             (Decrease)
                                         Balance at                    from      Balance at                   from
                                        December 31,       % of    December 31, December 31,     % of     December 31,
                                            1999         Deposits      1998         1998       Deposits       1997
                                        ------------     --------  -----------  ------------   --------   ------------
                                                                     (Dollars in thousands)
Withdrawable:
   Passbook savings accounts............   $2,869          3.77%       (302)      $3,171          4.53%     $   101
   Regular money market accounts........    1,166          1.53          13        1,153          1.65          103
   Hi yield money market accounts.......   18,121         23.84      (1,241)      19,362         27.66        3,676
   Super NOW accounts...................      327           .43         (39)         366           .52          (98)
   NOW accounts.........................    5,350          7.04         560        4,790          6.84        1,058
   Non-interest bearing accounts........    2,681          3.53       1,189        1,492          2.13          630
                                          -------        ------      ------      -------        ------       ------
Total withdrawable......................   30,514         40.14         180       30,334         43.33        5,470
Certificates (original terms):
   91 days..............................      522           .69        (705)       1,227          1.75          865
   6 months.............................    3,238          4.26        (353)       3,591          5.13           50
   12 months............................   12,169         16.01       6,198        5,971          8.53          220
   18 months............................    1,132          1.49        (700)       1,832          2.62          813
   24 months............................   11,769         15.48         636       11,133         15.90          603
   30 months............................    8,143         10.71         574        7,569         10.81        1,287
   60 months............................    3,395          4.47        (224)       3,619          5.17           67
IRAs

   18 months............................    5,129          6.75         394        4,735          6.76           41
                                          -------        ------      ------      -------        ------       ------
Total certificates......................   45,497         59.86       5,820       39,677         56.67        3,946
                                          -------        ------      ------      -------        ------       ------
Total deposits..........................  $76,011        100.00%     $6,000      $70,011        100.00%      $9,416
                                          =======        ======      ======      =======        ======       ======

                                                    Deposit Activity
                                      ------------------------------------------
                                                                      Increase
                                                                     (Decrease)
                                      Balance at                        from
                                      December 31,       % of       December 31,
                                          1997         Deposits         1996
                                      ------------    ----------    ------------
                                                 (Dollars in thousands)
Withdrawable:
   Passbook savings accounts........    $3,070           5.07%      $    (49)
   Regular money market accounts....     1,050           1.73           (108)
   Hi yield money market accounts...    15,686          25.89          1,198
   Super NOW accounts...............       464            .76           (222)
   NOW accounts.....................     3,732           6.16            401
   Non-interest bearing accounts....       862           1.42            231
                                       -------         ------         ------
Total withdrawable..................    24,864          41.03          1,451
Certificates (original terms):
   91 days..........................       362            .60             43
   6 months.........................     3,541           5.84         (1,023)
   12 months........................     5,751           9.49            789
   18 months........................     1,019           1.68             75
   24 months........................    10,530          17.38           (930)
   30 months........................     6,282          10.37          2,952
   60 months........................     3,552           5.86           (205)
IRAs

   18 months........................     4,694           7.75             47
                                       -------         ------         ------
Total certificates..................    35,731          58.97          1,748
                                       -------         ------         ------
Total deposits .....................   $60,595         100.00%        $3,199
                                       =======         ======         ======

         Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. There are regulatory restrictions on advances from the FHLBs. See "Regulation -- Federal Home Loan Bank System" and "-- Qualified Thrift Lender." At December 31, 1999, the Company had $12.0 million in borrowings from the FHLB of Indianapolis which mature within one year and $11.0 million which mature in greater than one year. The weighted average interest rate related to these borrowings was 5.70% at December 31, 1999. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. At December 31, 1999, notes payable consisted of construction borrowings secured by the Bank's investment in a real estate partnership. The Bank pays only interest until completion of the project at which time repayment terms will convert to a ten year amortization. The interest rate on the variable rate borrowing was 3.76% at December 31, 1999.

Employees

         As of December 31, 1999, the Bank employed 17 persons on a full-time basis and seven persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

         The Bank's employee benefits for full-time employees include, among other things, a Financial Institutions Retirement Fund, which is a defined benefit pension plan ("FIRF" or the "Pension Plan"), a 401(k) plan and major medical and long-term disability insurance.

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

                                   REGULATION

General

         The Bank, as a federally chartered savings bank, is a member of the Federal Home Loan Bank System ("FHLB System") and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is a member of the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. The Bank is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval and the associations must file reports with the OTS about their activities and their financial condition. Periodic compliance examinations of the Bank are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. The Bank is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the quarterly assessment rates range from
 .01164% of assets for associations with assets of $67 million or less to .00308% for associations with assets in excess of $35 billion. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at December 31, 1999, was approximately $16,000.

         The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of their own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.

Holding Company Regulation

         The Holding Company is regulated as a "non-diversified unitary savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

         The HOLA generally prohibits a savings and loan holding company, without obtaining the prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5 percent of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Holding Company's Board of Directors presently intends to continue to operate the Holding Company as a unitary savings and loan holding company. Under current OTS regulations, there are generally no restrictions on the permissible business activities of a unitary savings and loan holding company.

         The Holding Company currently operates as a unitary savings and loan holding company. Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") on November 12, 1999, there were no restrictions on the permissible business activities of a unitary savings and loan holding company. The GLB Act included a provision that prohibits any new unitary savings and loan holding company, defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause, however, that permits a company that was a savings and loan holding company as of May 4, 1999, or had an application to become a savings and loan holding company on file with the OTS as of that date, to acquire and continue to control a thrift and to continue to engage in commercial activities. Because the Holding Company qualifies under this grandfather provision, the GLB Act did not affect the Holding Company's authority to engage in diversified business activities.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 1999, the Bank's asset composition was in excess of that required to qualify us as a Qualified Thrift Lender.

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

         The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5,1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its member savings associations and other financial institutions within its assigned region. The FHLB is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

         Prior to the enactment of the GLB Act, a federal savings association was required to become a member of the FHLB for the district in which the thrift is located. The GLB Act abolished this requirement, effective six months following the enactment of the statute. At that time, membership with the FHLB will become voluntary. Any savings association that chooses to become (or remain) a member of the FHLB following the expiration of this six-month period will have to qualify for membership under the criteria that existed prior to the enactment of the GLB Act. The Bank currently intends to remain a member of the FHLB of Indianapolis.

      As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. The Bank is currently in compliance with this requirement. At December 31, 1999, the Bank's investment in stock of the FHLB of Indianapolis was $1,273,000. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

      All twelve FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations have adversely affected the level of FHLB dividends paid and could continue to do so in the future. For the fiscal year ended December 31, 1999, dividends paid by FHLB to the Bank totaled $69,000, for an annual rate of 8.0%.

Liquidity

         Federal regulations require the Bank to maintain minimum levels of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to an amount within the range of 4% to 10% depending upon economic conditions and savings flows of member institutions. The OTS recently lowered the level of liquid assets that must be held by a savings association from 5% to 4% of the association's net withdrawable accounts plus short-term borrowings based upon the average daily balance of such liquid assets for each quarter of the association's fiscal year. The Bank has historically maintained its liquidity ratio at a level in excess of that required. At December 31, 1999, the Bank's liquidity ratio was 26.1%. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

Insurance of Deposits

         The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (the "BIF") for commercial banks and state savings banks and the SAIF for savings associations such as the Bank and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. During 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law. In 1996, however, legislation was enacted to recapitalize the SAIF and eliminate the premium disparity between the BIF and SAIF, as further described below.

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

         In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1996. The Bank recognized this one-time assessment as a non-recurring operating expense of $335,000 during the three-month period ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from
 .23%  to  .06%  of  total  assessable  deposits.   BIF  institutions  pay  lower
assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate being paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's ("FICO"). Although Congress has considered merging the SAIF and the BIF, until then, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The OTS recently adopted a regulation, which became effective April 1, 1999, that requires savings associations that receive the highest supervisory rating for safety and soundness to maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 1999, the Bank was in compliance with all capital requirements imposed by law.

         The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would not be required to maintain additional capital at December 31, 1999 under the terms of the OTS proposed interest rate risk rule.

         If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 1999, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Capital Distributions Regulation

         The OTS adopted a regulation, which became effective on April 1, 1999, that revised the restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the requirement under the prior version of the regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on the Bank's retained net income standard, the Bank would be required to file a notice or application with the OTS before making any capital distribution. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires that, at a minimum, the Bank must file a notice with the OTS thirty days before making any capital distributions to the Holding Company.

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

Limitations on Rates Paid for Deposits

      Regulations promulgated by the FDIC pursuant to FedICIA place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. The Bank does not believe that these regulations will have a materially adverse effect on its current operations.

Safety and Soundness Standards

         In 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. During 1996, the federal banking agencies added asset quality and earning standards to the safety and soundness guidelines.

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

Loans to One Borrower

         Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 1999, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.

Qualified Thrift Lender

         Savings associations must meet a QTL test that requires the association to maintain an appropriate level of qualified thrift investments ("QTIs") (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise to qualify as a QTL. The required percentage of QTIs is 65% of portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 10% of total assets). Certain assets are subject to a percentage limitation of 20% of portfolio assets. In addition, savings associations may include shares of stock of the FHLBs, FNMA, and FHLMC as QTIs. Compliance with the QTL test is determined on a monthly basis in nine out of every twelve months.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test the association must dispose of any investment or activity not permissible for a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

         A savings association failing to meet the QTL test may requalify as a QTL if it thereafter meets the QTL test. In the event of such requalification it shall not be subject to the penalties described above. A savings association which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

         At December 31, 1999, 85.5% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

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

         Finally, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state-chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law, which became effective in 1996, authorizes Indiana banks to branch interstate by merger or de novo expansion, provided that such transactions are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo banks on a reciprocal basis.

Transactions with Affiliates

         The Bank and Holding Company are subject to Sections 22(h), 23A and 23B of the Federal Reserve Act, which restrict financial transactions between banks and affiliated companies. The statute limits credit transactions between a bank and its executive officers and its affiliates, prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices, and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

Federal Securities Law

         The shares of Common Stock of the Holding Company are registered with the Securities and Exchange Commission (the "Commission") under the Securities and Exchange Act of 1934, as amended (the "1934 Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Holding Company has fewer than 300 shareholders, it may deregister the shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration or unless sold in accordance with the resale restrictions of Rule 144 under the Securities and Exchange Act of 1933 (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including conditions that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- outstanding, satisfactory, unsatisfactory and needs improvement -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The OTS examiners have determined that the Bank has a satisfactory record of meeting community credit needs.

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

Item 2.  Properties.

         At December 31, 1999, the Bank and the Holding Company conducted business from a single office at 723 East Broadway, Logansport, Indiana. The following table provides certain information with respect to the Company's office as of December 31, 1999:


                                             Total Deposits   Net Book Value
                                                   at          of Property,
                          Owned or    Year    December 31,      Furniture &       Approximate
Description and Address    Leased    Opened       1999           Fixtures       Square Footage
-----------------------    ------    ------       ----           --------       --------------
                                                 (Dollars in thousands)
723 East Broadway           Owned     1962       $76,011          $1,902            11,000
Logansport, Indiana  46947

         The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $72,000 at December 31, 1999.

         The Bank also has contracted for the data processing and reporting services of the Intrieve Data Center in Cincinnati, Ohio. The cost of these data processing services is approximately $12,000 per month.

Item 3.       Legal Proceedings.

         Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to its business.

Item 4.       Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 1999.

Item 4.5.     Executive Officers of the Registrant.

         Presented below is certain information regarding the executive officers of the Holding Company:

         Name                             Position
         ------------------               -------------------------------------
         Thomas G. Williams               President and Chief Executive Officer
         Charles J. Evans                 Senior Vice President
         Dottye Robeson                   Secretary/Treasurer

         Thomas G. Williams (age 67) has served as President of the Bank since 1971 and as President and Chief Executive Officer of the Holding Company since its organization. He will retire from those positions at the conclusion of the Annual Meeting of Shareholders to be held on April 11, 2000.

         Charles J. Evans (age 54) has served as Senior Vice President of the Bank since January, 2000 and as Vice President of the Holding Company since its organization. Prior to becoming Senior Vice President, Mr. Evans had served as Vice President and Senior Loan Officer of the Bank since 1980.

         Dottye Robeson (age 50) has served as Chief Financial Officer of the Bank since 1994 and as Secretary/Treasurer of the Holding Company since its organization. She has been a certified public accountant since 1987.

         Presented below is certain information regarding David G. Wihebrink, who will become President and Chief Executive Officer of the Holding Company and the Bank at the conclusion of the Annual Meeting of Shareholders to be held on April 11, 2000.

         David G. Wihebrink (age 52) has served as Vice President and Chief Financial Officer of TM Morris Manufacturing Co., Inc. ("Morris") since 1988. Morris is located in Logansport, Indiana, and manufactures lead wire assemblies and wiring harnesses and stampings. Prior to his employment with Morris, Mr. Wihebrink was a member of the accounting firm Smith, Thompson & Wihebrink (Logansport) for 15 years. Mr. Wihebrink also currently serves as a member of the Board of Directors of the Neal Home retirement home in Logansport, Indiana.

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

         Quarter Ended          High Bid       Low Bid      Dividends Declared
         -------------          --------       -------      ------------------
         March 31, 1999         $ 14           $12              $  .11
         June 30, 1999            12 1/2        11 2/16            .11
         September 30, 1999       11 9/16       9 10/16            .11
         December 31, 1999        10 1/2        9 1/32             .11

         March 31, 1998           18 1/8        16                 .10
         June 30, 1998            19 5/8        16 1/2             .11
         September 30, 1998       17 1/4        13                 .11
         December 31, 1998        16 3/8        13 3/8             .11

         As of February 10, 2000, there were 865 record holders of the Holding Company's Common Stock. The Holding Company has established a policy of paying regular periodic cash dividends, and the Board of Directors intends to continue this policy, subject to the Holding Company's operating results, financial condition, capital, income tax considerations, regulatory restrictions, and other relevant factors.

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

         Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Holding Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 1999, approximately $1.7 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation."

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

Item 6.       Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of Logansport Financial Corp. and Subsidiary" on pages 4 and 5 of the Holding Company's 1999 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 6 through 19 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information required by this item is incorporated by reference to pages 14 through 15 of the Shareholder Annual Report.

Item 8.       Financial Statements and Supplementary Data.

         The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 21 through 50 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 51 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 and page 8 of the Holding Company's Proxy Statement for its 2000 Annual Shareholder Meeting (the "2000 Proxy Statement"). Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11. Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 5 to 8 of the Holding Company's 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this item is incorporated by reference to pages 2 and 3 of the 2000 Proxy Statement.

Item 13.      Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 8 of the 2000 Proxy Statement.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  List the following documents filed as part of the report:


              Financial Statements

              Independent Auditor's Report (Grant Thornton LLP)....................   See Shareholder Annual Report
                                                                                        Page 21
              Consolidated Statements of Financial Condition
                  at December 31, 1999, and 1998...................................   See Shareholder Annual Report
                                                                                        Page 22
              Consolidated Statements of Earnings for the Years Ended
                  December 31, 1999, 1998, and 1997................................   See Shareholder Annual Report
                                                                                        Page 23
              Consolidated Statements of Comprehensive Income
                  for the Years Ended December 31, 1999, 1998 and 1997.............   See Shareholder Annual Report
                                                                                        Page 24

              Consolidated Statements of Changes in Shareholders' Equity
                  for the Years Ended December 31, 1999, 1998 and 1997.............   See Shareholder Annual Report
                                                                                        Page 25
              Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1999, 1998, and 1997................................   See Shareholder Annual Report
                                                                                        Page 26
              Notes to Consolidated Financial Statements...........................   See Shareholder Annual Report
                                                                                        Page 28


         (b)  Reports on Form 8-K.

                  The Holding Company filed the following reports on Form 8-K during the fourth quarter of its 1999 fiscal year:

                  A Form 8-K was filed with the Commission on November 15, 1999 concerning the Corporation's stock repurchase program.

                  A Form 8-K was filed with the Commission on December 8, 1999 concerning the Corporation's stock repurchase program.

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

                                          LOGANSPORT FINANCIAL CORP.



Date: March 24, 2000                       By: /s/ Thomas G. Williams
                                               ---------------------------------
                                               Thomas G. Williams, President and
                                                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of March, 2000.

/s/ Thomas G. Williams
---------------------------------------
Thomas G. Williams
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Dottye Robeson
---------------------------------------
Dottye Robeson,
Secretary/Treasurer (Principal Financial and
Accounting Officer)

/s/ Charles J. Evans
---------------------------------------
Charles J. Evans, Vice President and Director

/s/ Donald G. Pollitt
---------------------------------------
Susanne S. Ridlen, Director

/s/ William Tincher, Jr.
---------------------------------------
William Tincher, Jr., Director

/s/ David Wihebrink
---------------------------------------
David Wihebrink, Director

/s/ Brian Morrill
---------------------------------------
Brian Morrill, Director

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

          10(6) Director Deferred Compensation Agreement between Logansport Savings Bank, FSB and Thomas G. Williams, effective April 1, 1992 is incorporated by reference to
                  Exhibit 10(7) to the Registration Statement on Form S-1 (Registration No. 33-89788).

          10(7) Director Deferred Compensation Agreement between Logansport Savings Bank, FSB and Don Pollitt, effective April 1, 1992 is incorporated by reference to Exhibit 10(8) to the Registration Statement on Form S-1 (Registration No. 33-89788).

          10(8)   Director   Deferred   Compensation   Agreement  between
                  Logansport Savings Bank, FSB and Norbert Adrian, effective April 1, 1992 is incorporated by reference to
                  Exhibit 10(9) to the Registration Statement on Form S-1 (Registration No. 33-89788).

          10(9)   Director   Deferred   Compensation   Agreement  between
                  Logansport Savings Bank, FSB and Susanne Ridlen, effective April 1, 1992 is incorporated by reference to
                  Exhibit 10(10) to the Registration Statement on Form S-1 (Registration No. 33-89788).

          10(10) Director Deferred Compensation Agreement between Logansport Savings Bank, FSB and David Wihebrink, effective April 1, 1992 is incorporated by reference to
                  Exhibit 10(11) to the Registration Statement on Form S-1 (Registration No. 33-89788).

          10(11) Executive Supplemental Retirement Income Agreement between Logansport Savings Bank, FSB and Thomas G. Williams, executed May 7, 1992 is incorporated by reference to Exhibit 10(12) to the Registration Statement on Form S-1 (Registration No. 33-89788).

          10(12) Executive Supplemental Retirement Income Agreement between Logansport Savings Bank, FSB and Charles J. Evans, executed May 7, 1992 is incorporated by reference to Exhibit 10(13) to the Registration Statement on Form S-1 (Registration No. 33-89788).

          13      1999 Shareholder Annual Report                          ______

          21 Subsidiaries of the Registrant are incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (Registration No. 33-89788).

          23      Independent  Auditor's  Consent  (Grant  Thornton  LLP) ______

          27      Financial  Data  Schedule  for the twelve  month period
                  ended December 31, 1999                                 ______