Form 10-Q
period 2000-03-31
LOGANSPORT FINANCIAL CORP
filed 2000-05-12
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 2000 OR

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

                  Yes [X]    No [ ]

The number of shares of the Registrant's common stock, without par value, as of May 1, 2000 was 1,083,510.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                      Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                             3

           Consolidated Statements of Financial
           Condition as of March 31, 2000
           and December 31, 1999

           Consolidated Statements of Earnings
           for the three months ended March 31,
           2000 and 1999

           Consolidated  Statements of Shareholders'
           Equity for the three months ended
           March 31, 2000 and 1999

           Consolidated Statements of Cash Flows for the three months ended
           March 31, 2000 and 1999

           Notes to Consolidated Condensed Financial
           Statements                                                       8

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                                   10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       13

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               15

Item 6.    Exhibits and Reports of Form 8-K                                15

SIGNATURES

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)

                                                                                 March 31,        December 31,
                                                                                      2000                1999
         ASSETS

Cash and due from banks                                                           $    779            $  1,336
Interest-bearing deposits in other financial institutions                            7,937               3,810
                                                                                   -------             -------
         Cash and cash equivalents                                                   8,716               5,146

Investment securities available for sale-at market                                  10,290               8,539
Mortgage-backed securities available for sale-at market                              5,646               5,898
Loans receivable-net                                                                93,482              90,900
Office premises and equipment-at depreciated cost                                    1,897               1,902
Federal Home Loan Bank stock - at cost                                               1,423               1,273
Investment in real estate partnership                                                1,480               1,485
Accrued interest receivable on loans                                                   400                 416
Accrued interest receivable on mortgage-backed securities                               45                  47
Accrued interest receivable on investments                                             177                 115
Prepaid expenses and other assets                                                       34                  45
Cash surrender value of life insurance                                               1,195               1,184
Prepaid income tax                                                                      -                   46
Deferred income tax asset                                                              474                 472
                                                                                   -------             -------

         Total assets                                                             $125,259            $117,468
                                                                                   =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 81,048            $ 76,011
Advances from the Federal Home Loan Bank                                            26,000              23,000
Notes payable 1,237                                                                  1,307
Accrued interest and other liabilities                                               1,019               1,004
Accrued income taxes                                                                    65                  -
                                                                                   -------             -------
         Total liabilities                                                         109,369             101,322

Shareholders' equity
  Common stock                                                                       5,515               5,979
  Retained earnings-restricted                                                      10,922              10,734
  Less shares acquired by stock benefit plan                                          (205)               (239)
  Accumulated comprehensive loss, unrealized losses on securities designated
    As available for sale, net of related tax effects                                 (342)               (328)
                                                                                   -------             -------
         Total shareholders' equity                                                 15,890              16,146
                                                                                   -------             -------

         Total liabilities and shareholders' equity                               $125,259            $117,468
                                                                                   =======             =======

                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings
                        (In thousands, except share data)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                         2000             1999
Interest income
  Loans                                                                                $1,865           $1,486
  Mortgage-backed securities                                                               98              112
  Investment securities                                                                   163               73
  Interest-bearing deposits and other                                                      83               59
                                                                                        -----            -----
         Total interest income                                                          2,209            1,730

Interest expense
  Deposits                                                                                909              773
  Borrowings                                                                              334              102
                                                                                        -----            -----
         Total interest expense                                                         1,243              875
                                                                                        -----            -----

         Net interest income                                                              966              855

Provision for losses on loans                                                              71               41
                                                                                        -----            -----
  Net interest income after provision for
    losses on loans                                                                       895              814

Other income
  Service charges on deposit accounts                                                      32               30
  Loss on equity investment                                                               (26)              -
  Other operating                                                                          44               36
                                                                                        -----            -----
         Total other income                                                                50               66

General, administrative and other expense
  Employee compensation and benefits                                                      296              219
  Occupancy and equipment                                                                  45               32
  Federal deposit insurance premiums                                                        4               10
  Data processing                                                                          39               36
  Other operating                                                                         103              129
                                                                                        -----            -----
         Total general, administrative and other expense                                  487              426
                                                                                        -----            -----

Earnings before income taxes                                                              458              454
Income tax expense                                                                        151              172
                                                                                        -----            -----

NET EARNINGS                                                                           $  307           $  282
                                                                                        =====            =====

Other comprehensive loss, net of tax
  unrealized losses on securities                                                         (14)             (65)
                                                                                        -----            -----

COMPREHENSIVE INCOME                                                                   $  293           $  217
                                                                                        =====            =====

EARNINGS PER SHARE
Basic (based on net earnings)                                                           $0.28            $0.24
                                                                                         ====             ====

Diluted (based on net earnings)                                                         $0.28            $0.23
                                                                                         ====             ====

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                      2000                1999
Balance at January 1                                                               $16,146             $16,488

Purchase of shares                                                                    (464)                 -

Amortization of stock benefit plan                                                      34                  33

Cash dividends of $.11 per share in 2000 and $.11 in 1999                             (119)               (132)

Unrealized losses on securities designated as
  available for sale, net of related tax effects                                       (14)                (65)

Net earnings                                                                           307                 282
                                                                                    ------              ------

Balance at March 31                                                                $15,890             $16,606
                                                                                    ======              ======

Accumulated other comprehensive income (losses)                                    $  (342)            $    90
                                                                                    ======              ======

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                      2000                1999
Cash flows from operating activities:
  Net earnings for the period                                                      $   307              $  282
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                       27                  14
    Amortization of premiums on investments and
       mortgage-backed securities                                                       12                  34
    Amortization expense of stock benefit plan                                          34                  33
    Provision for losses on loans                                                       71                  41
    Loss on equity investment                                                           26                  -
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                              16                   2
  Accrued interest receivable on mortgage-backed securities                              2                   9
  Accrued interest receivable on investments                                           (62)                (30)
  Prepaid expenses and other assets                                                     11                  (5)
  Accrued interest and other liabilities                                                15                (230)
  Federal income taxes
    Current                                                                            111                 121
    Deferred                                                                             6                  -
                                                                                    ------               -----
         Net cash provided by operating activities                                     576                 271

Cash flows provided by (used in) investing activities:
Purchase of investment securities                                                   (1,779)               (800)
Maturities/calls of investment securities                                               -                  100
Purchase of Federal Home Loan Bank stock                                              (150)                (56)
Principal repayments on mortgage-backed securities                                     246                 655
Loan disbursements                                                                 (10,832)             (8,744)
Investment in real estate partnership                                                  (21)                (21)
Principal repayments on loans                                                        8,179               5,350
Purchases and additions to office premises and equipment                               (22)               (287)
Increase in cash surrender value of life insurance policy                              (11)                (11)
                                                                                    ------               -----
         Net cash used in investing activities                                      (4,390)             (3,814)


                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                         Three months ended
                                                                                            March 31,
                                                                                      2000                1999
Cash provided by (used in) financing activities:
  Net increase in deposit accounts                                                  $5,037              $  822
  Proceeds from Federal Home Loan Bank advances                                      5,000               3,000
  Repayment of Federal Home Loan Bank advances                                      (2,000)                 -
  Repayment of note payable                                                            (70)                (68)
  Purchase of shares                                                                  (464)                 -
  Dividends on common stock                                                           (119)               (132)
                                                                                     -----               -----
         Net cash provided by financing activities                                   7,384               3,622
                                                                                     -----               -----

Net increase in cash and cash equivalents                                            3,570                  79

Cash and cash equivalents, beginning of period                                       5,146               4,328
                                                                                     -----               -----

Cash and cash equivalents, end of period                                            $8,716              $4,407
                                                                                     =====               =====


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                             $1,210              $  865
                                                                                     =====               =====

    Income taxes                                                                    $   35              $   50
                                                                                     =====               =====

    Dividends payable at end of period                                              $  119              $  132
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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2000, results of operations for the three month periods ended March 31, 2000 and 1999 and cash flows for the three month periods ended March 31, 2000 and 1999.


NOTE B: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,112,829 and 1,198,710 for the three month periods ended March 31, 2000 and 1999, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,112,829 and 1,223,706 for the three months ended March 31, 2000 and 1999, respectively.

Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 24,996 for the three month period ended March 31, 1999. Options to purchase 125,915 shares of common stock with a weighted-average exercise price of $10.59 were outstanding at March 31, 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

A cash dividend of $.11 per common share was declared on March 1, 2000, payable on April 10, 2000, to stockholders of record as of March 20, 2000.

NOTE C: Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

The foregoing discussion of the effects of recent accounting pronouncements contains forward-looking statements that involve risks and uncertainties. Changes in economic circumstances or interest rates could cause the effects of the accounting pronouncements to differ from management's foregoing assessment.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for losses on loans and the effect of certain recent accounting pronouncements.

Financial Condition

Total assets were $125.3 million at March 31, 2000 compared to $117.5 million at December 31, 1999, an increase of $7.8 million or 6.6%. This increase was funded from an additional $3.0 million FHLB advance and a growth in deposits of $5.0 million. Cash and cash equivalents increased approximately $3.6 million, from $5.1 million at December 31, 1999 to $8.7 million at March 31, 2000. Cash and cash equivalents were high at March 31, 2000 in anticipation of repayment of a $3.0 million FHLB advance due in early April. Funding to repay this advance was obtained in late March in order to secure a lower rate. The growth in assets was reinvested in loans which increased by $2.6 million and investment and mortgage-backed securities which increased by $1.5 million.

Net loans increased $2.6 million, or 2.8%, from $90.9 million at December 31, 1999 to $93.5 million at March 31, 2000. The increase resulted from loan originations of $10.8 million for the quarter, which were partially offset by principal repayments of $8.2 million.

Deposits were $81.0 million at March 31, 2000 compared to $76.0 million at December 31, 1999, an increase of $5.0 million in the first three months of 2000. Borrowings consisted of $26.0 million of FHLB advances and a $1.2 million note payable related to an equity investment in low income housing.

Shareholders' equity was $15.9 million at March 31, 2000 and $16.1 million at December 31, 1999. The payment of dividends, repurchase of stock, and an increase in the unrealized loss on securities available for sale resulted in a decrease in equity of approximately $200,000. Equity was increased by earnings and the amortization of the stock benefit plan.

Results of Operations

Comparison of the Three Months Ended March 31, 2000  and March 31, 1999

Net earnings for the Company for the three months ended March 31, 2000 totaled $307,000 compared with $282,000 for three months ended March 31, 1999. This was an increase of $25,000 or 8.9%. Net interest income increased $111,000 while general, administrative and other expense increased $61,000 and taxes decreased $21,000 due to the availability of low income housing tax credits. The major contributor to the increase in net interest income was the growth in the loan portfolio the past calendar year. Loans totaled $93.5 million at March 31, 2000 compared to $76.4 million at March 31, 1999. However, the impact of such growth was partially offset by a corresponding increase in deposits and advances and a decrease in the net interest margin.

The provision for loan losses was $71,000 for the three months ended March 31, 2000 and $41,000 for the three months ended March 31, 1999. No properties were in real estate owned for the quarter ended March 31, 2000 or March 31, 1999. Non-performing loans decreased to $304,000 or 0.32% of loans at March 31, 2000 from $666,000, or 0.72% of loans at December 31, 1999. Loan loss reserves amounted to $510,000 or .54% of total loans at March 31, 2000 compared to $440,000 or 0.47% at December 31, 1999.

Other income amounted to $50,000 for the three months ended March 31, 2000, a decrease of $16,000, or 24.2%, from the comparable quarter in 1999. The decrease was due primarily to a $26,000 pre-tax loss from an equity investment in a low income housing tax credit investment. Service charges on deposit accounts increased by $2,000 and other operating income increased by $8,000.

Total general, administrative and other expense increased $61,000 or 14.3% in the period ending March 31, 2000 compared to March 31, 1999. Employee compensation and benefits increased $77,000, or 35.2%, as a result of salary increases and additional personnel compared to a year ago and a one time charge of $38,000 due to the retirement of personnel. Data processing fees increased $3,000, or 8.3%, due to loan and deposit growth and occupancy and equipment expense increased $13,000, or 40.6%, due primarily to increased depreciation related to the purchase of new equipment and the completion of the new banking facility. Other operating expenses decreased $26,000, or 20.2%, compared to the quarter ended March 31, 1999, which had a one time non-recurring charge of $35,000 related to deposit operations. This charge was partially recovered in the fourth quarter of 1999.

The Company's effective tax rate for the three months ended March 31, 2000 was 33.0% and was 37.9% for the three months ending March 31, 1999.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 2000, the Bank's tangible capital ratio was 12.37%, its leverage ratio was 12.37%, and its risk-based capital to risk-weighted assets ratio was 21.27%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of March 31, 2000.

Capital Standard          Required            Bank's               Excess
----------------          --------            ------               ------
Tangible (1.5%)          $1,880,000        $15,503,000          $13,623,000
Core (4.0%)               5,013,000         15,503,000           10,490,000
Risk-based (8.0%)         6,022,000         16,013,000            9,991,000

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 4%. At March 31, 2000 the Bank's regulatory liquidity ratio was 23.2%.

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

The Office of Thrift Supervision ("OTS") issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of December 31, 1999, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, The Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Change                          Net Portfolio Value          NPV as % of PV of Assets
In Rates          $ Amount    $ Change      % Change         NPV Ratio         Change
                             (Dollars in thousands)
+300bp            $11,061     $(5,372)         (33)%            10.08%         -391bp
+200bp             13,080      (3,352)         (20)%            11.63%         -236bp
+100bp             14,924      (1,509)          (9)%            12.96%        - 103bp
   0bp             16,433                                       13.99%
-100bp             17,344         912            6%             14.54%         + 55bp
-200bp             17,694       1,261            8%             14.67%          +69bp
-300bp             18,067       1,634           10%             14.82%          +83bp

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                 13.99 %
Exposure Measure: Post-Shock NPV Ratio                        11.63 %
Sensitivity Measure: Change in NPV Ratio                      (236 bp)

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended March 31, 2000, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

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

               27.1 Financial  Data  Schedule  for the three month  period ended
                    March 31, 2000.

         (b)      Reports on Form 8-K.

         The Registrant filed one report on Form 8-K during the fiscal quarter ended March 31, 2000. The Form 8-K was filed on January 28, 2000, and reported the retirement of Mr. Williams as president and the appointment of Mr. Wihebrink as his successor.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                          Logansport Financial Corp.



Date:    May 11, 2000                     By: /s/ David G. Wihebrink
     -----------------------                  ----------------------
                                              David G. Wihebrink, President and
                                              Chief Executive Officer


Date:   May 11, 2000                      By: /s/ Dottye Robeson
     -----------------------                  ------------------
                                              Dottye Robeson, Secretary and
                                              Treasurer