Form 10-Q
period 2000-06-30
LOGANSPORT FINANCIAL CORP
filed 2000-08-11
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 2000 OR

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

                  Yes [X]                   No [ ]

The number of shares of the Registrant's common stock, without par value, as of August 1, 2000 was 1,083,510.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                       Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                             3

           Consolidated Statements of Financial
           Condition as of June 30, 2000
           and December 31, 1999

           Consolidated Statements of Earnings
           for the three and six months ended June 30, 2000 and 1999

           Consolidated Statements of Shareholders'
            Equity for the six months ended
            June 30, 2000 and 1999

           Consolidated Statements of Cash Flows
           for the six months ended
           June 30, 2000 and 1999

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

SIGNATURES

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)


                                                                                  June 30,        December 31,
         ASSETS                                                                       2000                1999
Cash and due from banks                                                           $    617            $  1,336
Interest-bearing deposits in other financial institutions                            6,273               3,810
                                                                                   -------             -------
         Cash and cash equivalents                                                   6,890               5,146

Investment securities available for sale-at market                                  11,772               8,539
Mortgage-backed securities available for sale-at market                              5,415               5,898
Loans receivable-net                                                                98,200              90,900
Office premises and equipment-at depreciated cost                                    1,879               1,902
Federal Home Loan Bank stock - at cost                                               1,423               1,273
Investment in real estate partnership                                                1,428               1,485
Accrued interest receivable on loans                                                   481                 416
Accrued interest receivable on mortgage-backed securities                               44                  47
Accrued interest receivable on investments                                             180                 115
Prepaid expenses and other assets                                                       66                  45
Cash surrender value of life insurance                                               1,205               1,184
Prepaid income tax                                                                     199                  46
Deferred income tax asset                                                              489                 472
                                                                                   -------             -------

         Total assets                                                             $129,671            $117,468
                                                                                   =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 86,440            $ 76,011
Advances from the Federal Home Loan Bank                                            25,000              23,000
Notes payable 1,237                                                                  1,307
Accrued interest and other liabilities                                                 914               1,004
                                                                                   -------             -------
         Total liabilities                                                         113,591             101,322

Shareholders' equity
  Common stock                                                                       5,515               5,979
  Retained earnings-restricted                                                      11,126              10,734
  Less shares acquired by stock benefit plan                                          (171)               (239)
  Accumulated comprehensive loss, unrealized losses on securities designated
    as available for sale, net of related tax effects                                 (390)               (328)
                                                                                   -------             -------
         Total shareholders' equity                                                 16,080              16,146
                                                                                   -------             -------

         Total liabilities and shareholders' equity                               $129,671            $117,468
                                                                                   =======             =======

                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings
                        (In thousands, except share data)

                                                                        Three months ended            Six months ended
                                                                               June 30,                    June 30,
                                                                         2000         1999            2000         1999
Interest income
  Loans                                                                $1,954       $1,563          $3,819       $3,049
  Mortgage-backed securities                                               96          108             194          220
  Investment securities                                                   187           90             350          163
  Interest-bearing deposits and other                                     106           60             189          119
                                                                        -----        -----           -----        -----
         Total interest income                                          2,343        1,821           4,552        3,551

Interest expense
  Deposits                                                              1,010          799           1,919        1,572
  Borrowings                                                              358          151             692          253
                                                                        -----        -----           -----        -----
         Total interest expense                                         1,368          950           2,611        1,825
                                                                        -----        -----           -----        -----

         Net interest income                                              975          871           1,941        1,726
Provision for losses on loans                                              70           40             141           81
                                                                        -----        -----           -----        -----
         Net interest income after provision for
           losses on loans                                                905          831           1,800        1,645

Other income
  Service charges on deposit accounts                                      42           32              74           62
  Loss on equity investment                                               (60)         (50)            (86)         (50)
  Other operating                                                          67           30             111           66
                                                                        -----        -----           -----        -----
         Total other income                                                49           12              99           78

General, administrative and other expense
  Employee compensation and benefits                                      296          225             592          444
  Occupancy and equipment                                                  45           44              90           76
  Federal deposit insurance premiums                                        4           10               8           20
  Data processing                                                          38           36              77           72
  Other operating                                                         112          105             215          234
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                  495          420             982          846
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     459          423             917          877
Income tax expense                                                        136          152             287          324
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  323       $  271          $  630       $  553
                                                                        =====        =====           =====        =====
Other comprehensive loss, net of tax:
  Unrealized losses on securities available for sale                      (48)        (165)            (62)        (230)
                                                                        -----        -----           -----        -----

COMPREHENSIVE INCOME                                                   $  275       $  106          $  568       $  323
                                                                        =====        =====           =====        =====
EARNINGS PER SHARE
  Basic (based on net earnings)                                          $.29         $.22            $.57         $.46
                                                                          ===          ===             ===          ===

  Diluted (based on net earnings)                                        $.29         $.22            $.57         $.45
                                                                          ===          ===             ===          ===

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                           Six months ended
                                                                                June 30,
                                                                       2000                  1999
Balance at January 1                                                $16,146               $16,488

Purchase of shares                                                     (464)                   -

Issuance of shares under stock option plan                               -                      5

Amortization of stock benefit plan                                       68                    64

Cash dividends of $.22 per share in both 2000 and 1999                 (238)                 (263)

Unrealized losses on securities designated as
  available for sale, net of related tax effects                        (62)                 (230)

Net earnings                                                            630                   553
                                                                     ------                ------

Balance at June 30                                                  $16,080               $16,617
                                                                     ======                ======


Accumulated other comprehensive loss                                $  (390)              $   (75)
                                                                     ======                ======

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                 (In thousands)

                                                                                             2000                  1999
Cash flows from operating activities:
  Net earnings for the period                                                             $   630               $   553
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                              53                    36
    Amortization of premiums on investments and
      mortgage-backed securities                                                               16                    60
    Amortization expense of stock benefit plan                                                 68                    64
    Provision for losses on loans                                                             141                    81
    Loss on equity investment                                                                  86                    50
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                                    (65)                  (85)
      Accrued interest receivable on mortgage-backed securities                                 3                    14
      Accrued interest receivable on investments                                              (65)                  (25)
      Prepaid expenses and other assets                                                       (21)                   (4)
      Accrued interest and other liabilities                                                  (90)                 (300)
      Federal income taxes
        Current                                                                              (153)                  (98)
        Deferred                                                                               15                    10
                                                                                           ------                ------
         Net cash provided by operating activities                                            618                   356

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                        (3,318)               (2,800)
  Maturities/calls of investment securities                                                    -                    375
  Purchase of Federal Home Loan Bank stock                                                   (150)                 (256)
  Principal repayments on mortgage-backed securities                                          458                 1,158
  Loan disbursements                                                                      (24,957)              (18,200)
  Investment in real estate partnership                                                       (29)                  (27)
  Principal repayments on loans                                                            17,516                 8,901
  Purchases and additions to office premises and equipment                                    (30)                 (393)
  Increase in cash surrender value of life insurance policy                                   (21)                  (21)
                                                                                           ------                ------
         Net cash used in investing activities                                            (10,531)              (11,263)
                                                                                           ------                ------

         Net cash used in operating and investing activities
           (balance carried forward)                                                       (9,913)              (10,907)
                                                                                           ------                ------

                           LOGANSPORT FINANCIAL CORP.

                Consolidated Statements of Cash Flows (continued)
                        For the six months ended June 30,
                                 (In thousands)

                                                                                             2000                  1999
         Net cash used in operating and investing activities
           (balance brought forward)                                                      $(9,913)             $(10,907)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                         10,429                 4,867
  Proceeds from Federal Home Loan Bank advances                                            15,000                17,000
  Repayment of Federal Home Loan Bank advances                                            (13,000)              (10,000)
  Repayment of note payable                                                                   (70)                  (68)
  Purchase of shares                                                                         (464)                    -
  Proceeds from the exercise of stock options                                                  -                      5
  Dividends on common stock                                                                  (238)                 (263)
                                                                                           ------               -------
         Net cash provided by financing activities                                         11,657                11,541
                                                                                           ------               -------

Net increase in cash and cash equivalents                                                   1,744                   634

Cash and cash equivalents, beginning of period                                              5,146                 4,328
                                                                                           ------               -------

Cash and cash equivalents, end of period                                                  $ 6,890              $  4,962
                                                                                           ======               =======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                                   $ 2,474              $  1,833
                                                                                           ======               =======

    Income taxes                                                                          $   426              $    414
                                                                                           ======               =======

    Dividends payable at end of period                                                    $   123              $    132
                                                                                           ======               =======


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2000, results of operations for the three and six month periods ended June 30, 2000 and 1999 and cash flows for the three and six month periods ended June 30, 2000 and 1999.


NOTE B: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,098,169 and 1,198,901 for the six month periods ended June 30, 2000 and 1999, respectively and 1,083,510 and 1,199,090 for the three month periods ended June 30, 2000 and 1999, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,098,169 and 1,217,789 for the six months ended June 30, 2000 and 1999, respectively, and 1,083,510 and 1,211,230 for the three months ended June 30, 2000 and 1999, respectively.

Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 18,888 and 12,140 for the six and three month periods, respectively, ended June 30, 1999. Options to purchase 125,915 shares of common stock with a weighted-average exercise price of $10.59 were outstanding at June 30, 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

A cash dividend of $.11 per common share was declared on June 1, 2000, payable on July 10, 2000, to stockholders of record as of June 20, 2000.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses and the effect of certain recent accounting pronouncements.

Discussion  of Financial  Condition  Changes from  December 31, 1999 to June 30,
2000

The Corporation reported total assets of $129.7 million at June 30, 2000, compared to $117.5 million at December 31, 1999, an increase of $12.2 million, or 10.4%. This increase was funded from an additional $2.0 million FHLB advance and a growth in deposits of $10.4 million. Cash and cash equivalents increased by approximately $1.7 million, to $6.9 million at June 30, 2000. Cash and cash equivalents were high at June 30, 2000 in anticipation of repayment of $6.0 million of short-term public deposits due in late July. The growth in assets was reinvested primarily in loans which increased by $7.3 million and investment and mortgage-backed securities which increased by $2.8 million.

Net loans increased by $7.3 million, or 8.0%, from $90.9 million at December 31, 1999 to $98.2 million at June 30, 2000. Loan originations amounted to $25.0 million for the six months ended June 30, 2000, while principal repayments amounted to $17.5 million. During the six months ended June 30, 2000, loan origination volume exceeded that of the comparable period in 1999 by $6.8 million, or 37.1%. Loan originations during 2000 were comprised primarily of loans secured by nonresidential and commercial real estate and other commercial property. The commercial and nonresidential loan portfolios totaled $19.2 million at June 30, 2000, compared to $17.5 million at December 31, 1999.

Deposits totaled $86.4 million at June 30, 2000, compared to $76.0 million at December 31, 1999, an increase of $10.4 million, or 13.7%, in the first six months of 2000. Borrowings consisted of $25.0 million of FHLB advances and a $1.2 million note payable related to an equity investment in low income housing.

Shareholders' equity was $16.1 million at both June 30, 2000 and December 31, 1999. The payment of dividends, repurchase of stock, and an increase in the unrealized loss on securities available for sale contributed to a decrease in equity, while earnings and the amortization of the stock benefit plan increased equity by a corresponding amount.

Results of Operations

Comparison of the Six Months Ended June 30, 2000 and June 30, 1999

Net earnings for the Company for the six months ended June 30, 2000 totaled $630,000, compared with $553,000 for the six months ended June 30, 1999, an increase of $77,000, or 13.9%. Net interest income increased $215,000, while general, administrative and other expense increased $136,000 and taxes decreased $37,000 due to the availability of low income housing tax credits. The major contributor to the increase in net interest income was the growth in the loan portfolio the past calendar year. Loans totaled $98.2 million at June 30, 2000 compared to $82.3 million at June 30, 1999. However, the impact of such growth was partially offset by a corresponding increase in deposits and advances and a decrease in the net interest margin. The interest rate spread amounted to 2.80% at June 30, 2000, compared to 3.00% at June 30, 1999, and the net interest margin totaled 3.51% and 3.70% for the six month periods ended June 30, 2000 and 1999, respectively.

The provision for losses on loans totaled $141,000 for the six months ended June 30, 2000 and $81,000 for the six months ended June 30, 1999. No properties were in real estate owned for the quarter ended June 30, 2000 or June 30, 1999. Non-performing loans decreased to $174,000, or .18% of loans at June 30, 2000 from $666,000, or 0.72% of loans at December 31, 1999. Loan loss reserves amounted to $581,000 or .59% of total loans at June 30, 2000 compared to $440,000 or .47% at December 31, 1999. The current period provision was attributable primarily to the growth in the commercial and nonresidential loan portfolios, which represented approximately 19.9% of the total loan portfolio at June 30, 2000, compared to 18.9% at December 31, 1999.

Other income amounted to $99,000 for the six months ended June 30, 2000, an increase of $21,000, or 26.9%, over the comparable period in 1999. Service charges on deposit accounts increased by $12,000, or 19.4%, and other operating income increased by $45,000, or 68.2%, mainly due to additional fees related to loan processing and increased sales of insurance related to mortgage loans. Such increases were partially offset by a $36,000 increase in the pre-tax loss from an equity investment in a low income housing tax credit investment.

General, administrative and other expense increased by $136,000, or 16.1%, in the period ended June 30, 2000 compared to June 30, 1999. Employee compensation and benefits increased $148,000, or 33.3%, as a result of salary increases and additional personnel compared to the same period in 1999, coupled with a one time charge of $38,000 due to the retirement of personnel. Data processing fees increased $5,000, or 6.9%, due to loan and deposit growth. Occupancy and equipment expense increased $14,000, or 18.4%, due primarily to a full six months of depreciation related to the purchase of new equipment and the new banking facility, while the corresponding period in 1999 reflected only three months in the new facility. Other operating expenses decreased $19,000, or 8.1%, compared to the period ended June 30, 1999, which had a one time non-recurring charge of $35,000 related to deposit operations. This charge was partially recovered in the fourth quarter of 1999.

The Company's effective tax rate for the six months ended June 30, 2000 was 31.3% and was 36.9% for the six months ending June 30, 1999. The reduction for the 2000 period was due to the availability of additional tax credits from the low income housing equity investment.

Results of Operations

Comparison of the Three Months Ended June 30, 2000 and June 30, 1999

Net earnings for the Company for the three months ended June 30, 2000 totaled $323,000, compared with $271,000 for the three months ended June 30, 1999, an increase of $52,000, or 19.2%. Net interest income increased $104,000, while general, administrative and other expense increased $75,000 and taxes decreased $16,000 due to the availability of low income housing tax credits. The major contributor to the increase in net interest income was the growth in the loan portfolio the past calendar year. The interest rate spread amounted to 2.80% and 3.00% at June 30, 2000 and 1999, respectively. The net interest margin totaled 3.46% and 3.79% for the three month periods ended June 30, 2000 and 1999, respectively.

The provision for losses on loans totaled $70,000 for the three months ended June 30, 2000 and $40,000 for the three months ended June 30, 1999. No properties were in real estate owned for the quarter ended June 30, 2000 or June 30, 1999. The increase in the provision was primarily attributable to the growth in the loan portfolio over the periods.

Other income amounted to $49,000 for the three months ended June 30, 2000, an increase of $37,000 over the comparable quarter in 1999. Service charges on deposit accounts increased by $10,000 and other operating income increased by $37,000.

Total general, administrative and other expense increased by $75,000, or 17.9%, in the period ending June 30, 2000 compared to the same period ended June 30, 1999. Employee compensation and benefits increased $71,000, or 31.6%, as a result of salary increases and additional personnel compared to the 1999 quarter. Data processing fees increased $2,000, or 5.6%, due to loan and deposit growth. Other operating expenses increased $7,000, or 6.7%, compared to the quarter ended June 30, 1999.

The Company's effective tax rate for the three months ended June 30, 2000 was 29.6% and was 35.9% for the three months ending June 30, 1999. The decrease in the effective tax rate was primarily attributable to tax credits available from the Corporation's investment in a low income housing investment.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 2000, the Bank's tangible capital ratio was 12.24%, its leverage ratio was 12.24%, and its risk-based capital to risk-weighted assets ratio was 20.70%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of June 30, 2000.

Capital Standard             Required            Bank's                Excess
----------------             --------            ------                ------
Tangible (1.5%)            $1,946,000         $15,870,000           $13,924,000
Core (4.0%)                 5,188,000          15,870,000            10,682,000
Risk-based (8.0%)           6,357,000          16,451,000            10,094,000


Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 4%. At June 30, 2000 the Bank's regulatory liquidity ratio was 22.96%.

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

The Office of Thrift Supervision ("OTS") issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of March 31, 2000, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Change                                Net Portfolio Value              NPV as % of PV of Assets
In Rates          $ Amount         $ Change       % Change             NPV Ratio         Change
                                    (Dollars in thousands)

+300bp               9,522          -6,954            -42%                8.11%           -500bp
+200bp              11,980          -4,496            -27%                9.96%           -315bp
+100bp              14,336          -2,141            -13%               11.64%           -146bp
   0bp              16,476                                               13.11%
-100bp              18,055           1,578            +10%               14.13%           +103bp
-200bp              18,854           2,377            +14%               14.61%           +150bp
-300bp              19,496           3,019            +18%               14.97%           +187bp

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                     13.11%
Exposure Measure: Post-Shock NPV Ratio                             9.96%
Sensitivity Measure: Change in NPV Ratio                           315bp

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the six-month period ended June 30, 2000, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 4.  Submission of Matters to a Vote of Security Holders

On April 11, 2000, the Company held its 2000 annual meeting of shareholders. A total of 932,425 shares, or 82.48% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

One director was nominated by the Company's Board of Directors to serve a new three year term. The nominee, and the voting results are listed below.

                                                  For               Withheld
William Tincher, Jr. (three year term)            924,075            8,350

The other Directors continuing in office are Susanne S. Ridlen, Brian Morrill, Thomas Williams, Charles Evans, and David Wihebrink.

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

              27 Financial Data Schedule for the six month period ended June 30, 2000.

         (b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the fiscal quarter ended June 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                          Logansport Financial Corp.



Date:    August 11, 2000                  By:/s/ David G. Wihebrink
      -------------------------              ---------------------------------
                                             David G. Wihebrink, President and
                                             Chief Executive Officer


Date:    August 11, 2000                  By:/s/ Dottye Robeson
      -------------------------              ---------------------------------
                                             Dottye Robeson, Secretary and
                                             Treasurer