Form 10-Q
period 2000-09-30
LOGANSPORT FINANCIAL CORP
filed 2000-11-14
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED SEPTEMBER 30, 2000 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]                   No [  ]
The number of shares of the Registrant's common stock, without par value, as of November 1, 2000 was 1,083,510.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                      Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                            3

           Consolidated Statements of Financial
           Condition as of September 30, 2000
           and December 31, 1999

           Consolidated Statements of Earnings
           for the three and nine months ended September 30, 2000 and 1999

           Consolidated Statements of Shareholders'
            Equity for the nine months ended
            September 30, 2000 and 1999

           Consolidated Statements of Cash Flows
           for the nine months ended
           September 30, 2000 and 1999

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

SIGNATURES

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)


                                                                             September 30,        December 31,
         ASSETS                                                                       2000                1999
Cash and due from banks                                                           $    746            $  1,336
Interest-bearing deposits in other financial institutions                            4,141               3,810
                                                                                   -------             -------
         Cash and cash equivalents                                                   4,887               5,146

Investment securities available for sale-at market                                   9,911               8,539
Mortgage-backed securities available for sale-at market                              5,263               5,898
Loans receivable-net                                                               100,848              90,900
Office premises and equipment-at depreciated cost                                    1,860               1,902
Federal Home Loan Bank stock - at cost                                               1,773               1,273
Investment in real estate partnership                                                1,350               1,485
Accrued interest receivable on loans                                                   543                 416
Accrued interest receivable on mortgage-backed securities                               43                  47
Accrued interest receivable on investments                                             166                 115
Prepaid expenses and other assets                                                       60                  45
Cash surrender value of life insurance                                               1,216               1,184
Prepaid income tax                                                                     184                  46
Deferred income tax asset                                                              390                 472
                                                                                   -------             -------

         Total assets                                                             $128,494            $117,468
                                                                                   =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 77,054            $ 76,011
Advances from the Federal Home Loan Bank                                            33,000              23,000
Notes payable 1,237                                                                  1,307
Accrued interest and other liabilities                                                 704               1,004
                                                                                   -------             -------
         Total liabilities                                                         111,995             101,322

Shareholders' equity
  Common stock                                                                       5,515               5,979
  Retained earnings-restricted                                                      11,337              10,734
  Less shares acquired by stock benefit plan                                          (137)               (239)
  Accumulated comprehensive loss, unrealized losses on securities designated
    as available for sale, net of related tax effects                                 (216)               (328)
                                                                                   -------             -------
         Total shareholders' equity                                                 16,499              16,146
                                                                                   -------             -------

         Total liabilities and shareholders' equity                               $128,494            $117,468
                                                                                   =======             =======

                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings
                                   (Unaudited)
                        (In thousands, except share data)

                                                                       Three months ended            Nine months ended
                                                                         September 30,                  September 30,
                                                                     2000             1999            2000         1999
Interest income
  Loans                                                            $2,075           $1,658          $5,894       $4,707
  Mortgage-backed securities                                           95               96             289          316
  Investment securities                                               165              122             515          285
  Interest-bearing deposits and other                                 118               69             307          188
                                                                    -----            -----           -----        -----
         Total interest income                                      2,453            1,945           7,005        5,496

Interest expense
  Deposits                                                            984              860           2,903        2,432
  Borrowings                                                          446              200           1,138          453
                                                                    -----            -----           -----        -----
         Total interest expense                                     1,430            1,060           4,041        2,885
                                                                    -----            -----           -----        -----

         Net interest income                                        1,023              885           2,964        2,611
Provision for losses on loans                                          71               41             212          122
                                                                    -----            -----           -----        -----
         Net interest income after provision for
           losses on loans                                            952              844           2,752        2,489

Other income (loss)
  Service charges on deposit accounts                                  43               40             117          102
  Loss on sale of investments and mortgage-backed securities          (16)              -              (16)          -
  Loss on equity investment                                           (85)             (36)           (171)         (86)
  Other operating                                                      50               40             161          106
                                                                    -----            -----           -----        -----
         Total other income (loss)                                     (8)              44              91          122

General, administrative and other expense
  Employee compensation and benefits                                  289              222             881          666
  Occupancy and equipment                                              53               41             143          117
  Federal deposit insurance premiums                                    4               10              12           30
  Data processing                                                      44               38             121          110
  Other operating                                                     100               86             315          320
                                                                    -----            -----           -----        -----
         Total general, administrative and other expense              490              397           1,472        1,243
                                                                    -----            -----           -----        -----

         Earnings before income taxes                                 454              491           1,371        1,368
Income tax expense                                                    124              173             411          497
                                                                    -----            -----           -----        -----

         NET EARNINGS                                              $  330           $  318          $  960       $  871
                                                                    =====            =====           =====        =====
Other comprehensive income, net of tax
  unrealized gains (losses) on securities, net of tax              $  185           $ (132)         $  123       $ (362)
Reclassification adjustment for realized gains included in
  earnings, net of tax of $5                                          (11)              -              (11)          -
                                                                    -----            -----           -----        -----
COMPREHENSIVE INCOME                                               $  504           $  186          $1,072       $  509
                                                                    =====            =====           =====        =====
EARNINGS PER SHARE
  Basic (based on net earnings)                                      $.30             $.27            $.88         $.73
                                                                      ===              ===             ===          ===
  Diluted (based on net earnings)                                    $.30             $.27            $.88         $.72
                                                                      ===              ===             ===          ===


                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)
                        (In thousands, except share data)

                                                                                    Nine months ended
                                                                                     September 30,
                                                                                2000                  1999
Balance at January 1                                                         $16,146               $16,488

Issuance of shares under stock option plan                                         -                     5

Amortization of stock benefit plan                                               102                    96

Purchase of shares                                                              (464)                   -

Cash dividends of $.33 per share                                                (357)                 (395)

Unrealized gains (losses) on securities designated as
available for sale, net of related tax effects                                   112                  (362)

Net earnings                                                                     960                   871
                                                                              ------                ------

Balance at September 30                                                      $16,499               $16,703
                                                                              ======                ======

Accumulated other comprehensive income                                       $  (216)              $  (207)
                                                                              ======                ======

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                                                  Nine months ended
                                                                                                   September 30,
                                                                                             2000                  1999
Cash flows from operating activities:
  Net earnings for the period                                                             $   960               $   871
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                              80                    59
    Amortization of premiums on investments and
      mortgage-backed securities                                                               21                    85
    Amortization expense of stock benefit plan                                                102                    96
    Loss on sale of investments and mortgage-backed securities                                 16                    -
    Provision for losses on loans                                                             212                   122
    Loss of equity investment                                                                 171                    86
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                                   (127)                  (80)
      Accrued interest receivable on mortgage-backed securities                                 4                    14
      Accrued interest receivable on investments                                              (51)                  (68)
      Prepaid expenses and other assets                                                       (15)                   (6)
      Accrued interest and other liabilities                                                 (300)                 (235)
      Federal income taxes
        Current                                                                              (138)                  (81)
        Deferred                                                                               25                    20
                                                                                           ------                ------
         Net cash provided by operating activities                                            960                   883

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities designated as available for sale              1,914                    -
  Purchase of investment securities                                                        (3,970)               (4,020)
  Maturities/calls of investment securities                                                   800                   375
  Purchase of Federal Home Loan Bank stock                                                   (500)                 (456)
  Principal repayments on mortgage-backed securities                                          651                 1,681
  Loan disbursements                                                                      (39,009)              (31,653)
  Investment in real estate partnership                                                       (36)                  (32)
  Principal repayments on loans                                                            28,849                17,562
  Purchases and additions to office premises and equipment                                    (38)                 (445)
  Increase in cash surrender value of life insurance policy                                   (32)                  (32)
                                                                                           ------                ------
         Net cash used in investing activities                                            (11,371)              (17,020)
                                                                                           ------                ------

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In thousands)
                                                                                                Nine months ended
                                                                                                   September 30,
                                                                                             2000                  1999
Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                        $ 1,043               $ 6,808
  Proceeds from Federal Home Loan Bank advances                                            24,000                24,000
  Repayment of Federal Home Loan Bank advances                                            (14,000)              (13,000)
  Repayment of note payable                                                                   (70)                  (68)
  Proceeds from the exercise of stock options                                                  -                      5
  Purchase of shares                                                                         (464)                   -
  Dividends on common stock                                                                  (357)                 (395)
                                                                                           ------                ------
         Net cash provided by financing activities                                         10,152                17,350
                                                                                           ------                ------

Net increase (decrease) in cash and cash equivalents                                         (259)                1,213

Cash and cash equivalents, beginning of period                                              5,146                 4,328
                                                                                           ------                ------

Cash and cash equivalents, end of period                                                  $ 4,887               $ 5,541
                                                                                           ======                ======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                                   $ 4,021               $ 2,872
                                                                                           ======                ======

    Income taxes                                                                          $   526               $   559
                                                                                           ======                ======

    Dividends payable at end of period                                                    $   119               $   132
                                                                                           ======                ======

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank").

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2000, results of operations for the three and nine month periods ended September 30, 2000 and 1999 and cash flows for the nine month periods ended September 30, 2000 and 1999.


NOTE B: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,093,247 and 1,199,005 for the nine month periods ended September 30, 2000 and 1999, respectively and 1,083,510 and 1,199,210 for the three month periods ended September 30, 2000 and 1999, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,093,247 and 1,213,148 for the nine months ended September 30, 2000 and 1999, respectively, and 1,087,538 and 1,202,566 for the three months ended September 30, 2000 and 1999, respectively.

Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 14,143 for the nine month period ended September 30, 1999, and 4,028 and 3,356 for the three month periods ended September 30, 2000 and 1999, respectively.

A cash dividend of $.11 per common share was declared on August 30, 2000 , payable on October 10, 2000, to stockholders of record as of September 20, 2000.


NOTE C: Recent Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

In September 2000 the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses and the effect of recent accounting pronouncements.

Discussion of Financial Condition Changes from December 31, 1999 to September 30, 2000

The Corporation reported total assets of $128.5 million at September 30, 2000, compared to $117.5 million at December 31, 1999, an increase of $11.0 million, or 9.4%. This increase was funded from an additional $10.0 million in FHLB advances and growth in deposits of $1.0 million. Cash and cash equivalents decreased by approximately $259,000 from $5.1 million at December 31, 1999, to $4.9 million at September 30, 2000. The growth in assets was reinvested primarily in loans which increased by $9.9 million and investment and mortgage-backed securities which increased by $737,000.

Net loans increased by $9.9 million, or 10.9%, from $90.9 million at December 31, 1999 to $100.8 million at September 30, 2000. Loan originations amounted to $39.0 million for the nine months ended September 30, 2000, while principal repayments amounted to $28.8 million. During the nine months ended September 30, 2000, loan origination volume exceeded that of the comparable period in 1999 by $7.4 million, or 23.2%. Loan originations during 2000 were comprised primarily of loans secured by one to four family residential, nonresidential, commercial real estate and other commercial property. The one to four family residential loans totaled $57.9 million at December 31, 1999 and $61.5 million at September 30, 2000. The commercial and nonresidential loan portfolios totaled $21.6 million at September 30, 2000, compared to $17.5 million at December 31, 1999.

Deposits totaled $77.1 million at September 30, 2000, an increase of $1.0 million, or 1.4%, in the first nine months of 2000. Borrowings consisted of $33.0 million of FHLB advances and a $1.2 million note payable related to an equity investment in low income housing.

Shareholders' equity was $16.5 million at September 30, 2000 and $16.1 million at December 31, 1999. The payment of dividends and repurchase of stock contributed to a decrease in equity, while a decrease in the unrealized loss on securities available for sale, earnings and the amortization of the stock benefit plan increased equity.

Results of Operations

Comparison of the Nine Months Ended September 30, 2000 and September 30, 1999

Net earnings for the Company for the nine months ended September 30, 2000 totaled $960,000, compared with $871,000 for the nine months ended September 30, 1999, an increase of $89,000, or 10.2%. Net interest income increased $353,000, while general, administrative and other expense increased $229,000 and taxes decreased $86,000 due to the availability of low income housing tax credits. The major contributor to the increase in net interest income was the growth in the loan portfolio the past calendar year. Loans totaled $100.8 million at September 30, 2000 compared to $87.0 million at September 30, 1999. However, the impact of such growth was partially offset by a corresponding increase in deposits and advances and a decrease in the net interest margin. The interest rate spread amounted to 2.89% at September 30, 2000, compared to 2.98% at September 30, 1999, and the net interest margin totaled 3.34% and 3.53% for the nine month periods ended September 30, 2000 and 1999, respectively.

The provision for losses on loans totaled $212,000 for the nine months ended September 30, 2000 and $122,000 for the nine months ended September 30, 1999. No properties were in real estate owned for the quarter ended September 30, 2000 or September 30, 1999. Non-performing loans decreased to $176,000, or .17% of loans at September 30, 2000 from $666,000 or .72% of loans at December 31, 1999. Loan loss reserves amounted to $639,000, or .62% of total loans at September 30, 2000 compared to $440,000 or.47% at December 31, 1999. The current period provision was attributable primarily to the growth in the commercial and nonresidential loan portfolios, which represented approximately 21.3% of the total loan portfolio at September 30, 2000, compared to 18.9% at December 31, 1999.

Other income amounted to $91,000 for the nine months ended September 30, 2000, a decrease of $31,000 from the 1999 nine month period. Service charges on deposit accounts increased by $15,000, or 14.7%, and other operating income increased by $55,000, or 51.9%, mainly due to additional fees related to loan processing and increased sales of insurance related to mortgage loans. Such increases were partially offset by an $85,000 increase in the pre-tax loss from an equity investment in a low income housing tax credit investment and a loss on the sale of investment securities of $16,000.

General, administrative and other expense increased by $229,000, or 18.4%, in the nine month period ended September 30, 2000 compared to September 30, 1999. Employee compensation and benefits increased $215,000, or 32.3%, as a result of salary increases and additional personnel compared to the same period in 1999, coupled with a one time charge of $38,000 due to the retirement of personnel. Data processing fees increased $11,000, or 10.0%, due to loan and deposit growth. Occupancy and equipment expense increased $26,000, or 22.2%, due primarily to a full nine months of depreciation related to the purchase of new equipment and the new banking facility, while the corresponding period in 1999 reflected only six months in the new facility. Other operating expenses decreased $5,000, or 1.6%, compared to the period ended September 30, 1999, due primarily to the effects of a non-recurring charge of $35,000 related to deposit operations recorded in the 1999 period. This charge was partially recovered in the fourth quarter of 1999. Excluding the effects of this non-recurring charge, other operating expenses increased by $30,000, due primarily to pro-rata increases related to the Company's overall growth year to year.

The Company's effective tax rate for the nine month periods ended September 30, 2000 and 1999 was 30.0% and 36.3%, respectively. The reduction for the 2000 period was due to the availability of additional tax credits from the low income housing equity investment.


Results of Operations

Comparison of the Three Months Ended September 30, 2000 and September 30, 1999

Net earnings for the Company for the three months ended September 30, 2000 totaled $330,000, compared with $318,000 for the three months ended September 30, 1999, an increase of $12,000, or 3.8%. Net interest income increased $138,000, while general, administrative and other expense increased $93,000 and taxes decreased $49,000 due to the availability of low income housing tax credits. The major contributor to the increase in net interest income was the growth in the loan portfolio the past calendar year. The interest rate spread amounted to 2.89% and 2.98% at September 30, 2000 and 1999, respectively.

The provision for losses on loans totaled $71,000 for the three months ended September 30, 2000 and $41,000 for the three months ended September 30, 1999. No properties were in real estate owned for the quarter ended September 30, 2000 or September 30, 1999. The increase in the provision was primarily attributable to the growth in the loan portfolio.

Service charges on deposit accounts increased by $3,000 and other operating income increased by $10,000. However, a pre-tax loss on the equity investment of $85,000 and a loss on the sale of investment of securities of $16,000 combined for an overall loss in the other income category.

Total general, administrative and other expense increased by $93,000, or 23.4%, in the period ended September 30, 2000 compared to the same period ended September 30, 1999. Employee compensation and benefits increased $67,000, or 30.2%, as a result of salary increases and additional personnel compared to the 1999 quarter. Data processing fees increased $6,000, or 15.8%, due to loan and deposit growth. Other operating expenses increased $14,000, or 16.3%, compared to the quarter ended September 30, 1999, due primarily to the Corporation's overall growth year to year.

The Company's effective tax rate for the three months ended September 30, 2000 was 27.3% and was 35.2% for the three months ended September 30, 1999. The decrease in the effective tax rate was primarily attributable to tax credits available from the Corporation's investment in a low income housing investment.

Capital Resources

Pursuant to OTS capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 2000, the Bank's tangible capital ratio was 12.64%, its leverage ratio was 12.64%, and its risk-based capital to risk-weighted assets ratio was 20.91%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of September 30, 2000.

Capital Standard                   Required             Bank's                 Excess
----------------                   --------             ------                 ------
                                                     (In thousands)
Tangible (1.5%)                      $1,927            $16,237                $14,310
Core (4.0%)                           5,139             16,237                 11,098
Risk-based (8.0%)                     6,456             16,876                 10,420

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the Office of Thrift Supervision at 4%. At September 30, 2000 the Bank's regulatory liquidity ratio was 20.98%.

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

The Office of Thrift Supervision ("OTS") issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of June 30, 2000, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Change                           Net Portfolio Value                 NPV as % of PV of Assets
In Rates        $ Amount      $ Change       % Change                 NPV Ratio        Change
                 (Dollars in thousands)
+300bp             9,839        -7,020           -42%                     8.07%         -488bp
+200bp            12,345        -4,514           -27%                     9.89%         -306bp
+100bp            14,743        -2,116           -13%                    11.55%         -140bp
   0bp            16,859                                                 12.95%
-100bp            18,375         1,516            +9%                    13.90%          +95bp
-200bp            19,228         2,369           +14%                    14.40%         +145bp
-300bp            20,138         3,279           +19%                    14.93%         +198bp

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                         12.95%
Exposure Measure: Post-Shock NPV Ratio                                 9.89%
Sensitivity Measure: Change in NPV Ratio                               306bp

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither  the Bank nor the  Company  were,  during the  nine-month  period  ended
September 30, 2000, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following exhibits are attached to this report on Form 10-Q:

               3.1  The  Articles  of   Incorporation   of  the  Registrant  are
                    incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 33-89788).

               3.2 The Code of By-Laws of the Registrant is incorporated by reference to Exhibit 3.2 to the Form 10-Q for the period ended September 30, 1997, filed with the Commission on August 13, 1997.

               27 Financial Data Schedule for the nine month period ended September 30, 2000.

         (b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the fiscal quarter ended September 30, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                          Logansport Financial Corp.



Date:  November 13, 2000                  By:/s/ David G. Wihebrink
      --------------------                   ---------------------------------
                                             David G. Wihebrink, President and
                                             Chief Executive Officer


Date:  November 13, 2000                  By:/s/ Dottye Robeson
      --------------------                   ---------------------------------
                                             Dottye Robeson, Secretary and
                                             Treasurer