Form 10-K405
period 2000-12-31
LOGANSPORT FINANCIAL CORP
filed 2001-04-02
CIK 939928

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the fiscal year ended December 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements  for the past 90 days.  YES  X    NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 26, 2001, was $11,318,577.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 26, 2001, was 1,083,510 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated into Part II. Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 31 Pages
================================================================================

                           LOGANSPORT FINANCIAL CORP.

                                    Form 10-K

                                      INDEX

                                                                            Page
                                                                            ----
Forward Looking Statements..................................................   1
PART I
Item  1.          Business..................................................   1
Item  2.          Properties................................................  26
Item  3.          Legal Proceedings.........................................  26
Item  4.          Submission of Matters to a Vote of Security Holders.......  26
Item  4.5.        Executive Officers of Registrant..........................  26

PART II

Item  5.          Market for Registrant's Common Equity and Related
                    Stockholder Matters.....................................  27
Item  6.          Selected Financial Data...................................  28
Item  7.          Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................  28
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk  28
Item  8.          Financial Statements and Supplementary Data...............  28
Item  9.          Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure.....................  28
PART III

Item 10.          Directors and Executive Officers of Registrant............  28
Item 11.          Executive Compensation....................................  29
Item 12.          Security Ownership of Certain Beneficial Owners
                    and Management..........................................  29
Item 13.          Certain Relationships and Related Transactions............  29

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports
                    on Form 8-K.............................................  30
                  Signatures................................................  31

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

     The Bank is the oldest financial institution headquartered in Logansport, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity loans; (iii) home improvement loans; (iv) construction loans; (v) share loans; (vi) commercial real estate loans and other commercial loans; (vii) multi-family loans; (viii) consumer loans; (ix) NOW accounts; (x) passbook savings accounts; (xi) certificates of deposit; (xii) consumer and commercial demand deposit accounts; and (xiii) individual retirement accounts. In the fourth quarter of 1998, the Bank decided to offer a complete line of commercial lending to include operating lines of credit secured by receivables and inventory and term financing for equipment purchases. In 1999, the Bank began offering agricultural loans and equipment leases. The Holding Company and the Bank conduct business out of their main office located in Logansport, Indiana. The Bank is and historically has been a significant real estate mortgage lender in Cass County, Indiana, originating approximately 33.5% of the mortgage loan volume recorded in Cass County by Cass County institutions during the year ended December 31, 2000.

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 59.7% of the Company's total loan portfolio at December 31, 2000. The Bank also offers multi-family mortgage loans, commercial real estate loans, construction loans, commercial loans and leases and consumer loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 2.0% and 12.7%, respectively, of the Company's total loan portfolio at December 31, 2000. Commercial loans constituted 6.8% and commercial leases 2.1% of the total loan portfolio at December 31, 2000. Residential, multi-family and commercial real estate construction loans constituted approximately 2.7% of the Company's total loan portfolio at December 31, 2000. Installment, share, home equity, and home improvement loans constituted approximately 6.8%, .3%, 1.1%, and 5.8%, respectively, of the Company's total loan portfolio at December 31, 2000.

Lending Activities

     Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                    At December 31,
                                    ------------------------------------------------------------------------------------------------
                                         2000               1999                1998                1997                1996
                                    -----------------  -----------------   -----------------   -----------------   -----------------
                                              Percent            Percent             Percent             Percent             Percent
                                    Amount   of Total  Amount   of Total   Amount   of Total   Amount   of Total   Amount   of Total
                                                                         (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
   Residential.............         $62,277   59.73%   $57,889   62.23%    $52,205   69.35%    $46,419   72.48%    $41,109   72.05%
   Commercial real estate..          13,230   12.69     11,825   12.71       3,492    4.64       3,072    4.80       2,701    4.73
   Multi-family............           2,050    1.96      2,111    2.27       1,584    2.10       1,844    2.88       2,370    4.15
Construction:
   Residential ............           2,814    2.70      2,575    2.77       1,742    2.31       1,333    2.08         574    1.01
   Commercial
     real estate...........             ---     ---        ---     ---       1,400    1.86         ---     ---         194     .34
   Multi-family............             ---     ---        ---     ---         350     .47         ---     ---         248     .43
Commercial loans...........           7,088    6.80      4,102    4.41       1,486    1.97         ---     ---         ---     ---
Commercial leases..........           2,228    2.14      1,609    1.73         ---     ---         ---     ---         ---     ---
Consumer loans:
   Installment (2).........           7,045    6.75      6,107    6.56       6,021    8.00       5,409    8.44       4,615    8.09
   Share ..................             290     .28        289     .31         314     .42         313     .49         286     .50
   Home equity.............           1,164    1.12        974    1.05       1,090    1.45         685    1.07         595    1.04
   Home improvement........           6,076    5.83      5,544    5.96       5,589    7.43       4,972    7.76       4,368    7.66
                                   --------  ------    -------  ------     -------  ------     -------  ------     -------  ------
     Gross loans receivable        $104,262  100.00%   $93,025  100.00%    $75,273  100.00%    $64,047  100.00%    $57,060  100.00%
                                   ========  ======    =======  ======     =======  ======     =======  ======     =======  ======

TYPE OF SECURITY
   Residential (1).........         $73,056   70.07%   $66,150   71.11%    $61,291   81.42%    $53,409   83.39%    $46,689   81.83%
   Commercial real estate..          13,606   13.05     12,334   13.26       4,108    5.46       3,212    5.02       2,895    5.07
   Multi-family............           2,050    1.96      2,088    2.25       1,934    2.57       1,844    2.88       2,618    4.59
   Deposits................             290     .28        289     .31         314     .42         313     .49         286     .50
   Auto....................           3,223    3.09      2,477    2.66       2,210    2.94       2,148    3.35       2,042    3.58
   Consumer residential (2)           2,722    2.61      1,599    1.72       1,918    2.55       1,617    2.52       1,074    1.88
   Other security..........           9,315    8.94      8,088    8.69       3,498    4.64       1,504    2.35       1,456    2.55
                                   --------  ------    -------  ------     -------  ------     -------  ------     -------  ------
     Gross loans receivable         104,262  100.00%    93,025  100.00%     75,273  100.00%     64,047  100.00%    57,060   100.00%
Deduct:
Allowance for loan losses..             760     .73        440     .47         285     .38         245     .38         236     .41
Loans in process...........           1,084    1.04      1,685    1.81       1,915    2.54         167     .26          22     .04
                                   --------  ------    -------  ------     -------  ------     -------  ------     -------  ------
   Net loans receivable....        $102,418   98.23%   $90,900   97.72%    $73,073   97.08%    $63,635   99.36%    $56,802   99.55%
                                   ========  ======    =======  ======     =======  ======     =======  ======     =======  ======
Mortgage Loans:
   Adjustable-rate.........         $51,664   64.28%   $48,119   64.68%    $45,552   74.95%    $42,984   81.61%    $38,729   82.06%
   Fixed-rate..............          28,707   35.72     26,281   35.32      15,221   25.05       9,684   18.39       8,467   17.94
                                   --------  ------    -------  ------     -------  ------     -------  ------     -------  ------
     Total.................         $80,371  100.00%   $74,400  100.00%    $60,773  100.00%    $52,668  100.00%    $47,196  100.00%
                                   ========  ======    =======  ======     =======  ======     =======  ======     =======  ======

(1)  Includes home equity, residential construction and home improvement loans.
(2)  Includes "one-pay" notes due in less than one year.



     The following table sets forth certain information at December 31, 2000, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                              Balance due during years ending December 31,
                                                  -----------------------------------------------------------------------------
                                  Outstanding                                          2004       2006       2011        2016
                                 at December 31,                                        to         to         to         and
                                     2000           2001       2002        2003        2005       2010       2015     following
                                 ---------------    ----       ----        ----        ----       ----       ----     ---------
                                                                                  (In thousands)
Mortgage loans:
  Residential ..................    $ 65,091      $ 1,303     $   63     $   170     $   831    $ 7,394    $13,810    $41,520
  Multi-family..................       2,050          ---        ---         184         651      1,215        ---        ---
  Commercial real estate........      13,230          617        230         ---       1,035      3,532      4,078      3,738
Commercial loans................       7,088        5,127        362         490         703        406        ---        ---
Commercial leases...............       2,228          635        608         532         453        ---        ---        ---
Consumer loans:
  Home improvement..............       6,076           39        109         372         989      2,259      1,922        386
  Home equity...................       1,164          ---        ---         ---         ---        ---      1,164        ---
  Installment...................       7,045        2,693        534         802       2,190        386        440        ---
  Share.........................         290          290        ---         ---         ---        ---        ---        ---
                                    --------      -------     ------      ------      ------    -------    -------    -------
     Total......................    $104,262      $10,704     $1,906      $2,550      $6,852    $15,192    $21,414    $45,644
                                    ========      =======     ======      ======      ======    =======    =======    =======

     The following table sets forth, as of December 31, 2000, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                                                       Due After December 31, 2001
                                                         ----------------------------------------------------
                                                         Fixed Rates          Variable Rates          Total
                                                         -----------          --------------          -----
                                                                             (In thousands)
Mortgage loans:
   Residential .............................              $19,090                  $44,698           $63,788
   Multi-family.............................                  184                    1,866             2,050
   Commercial real estate...................                5,802                    6,811            12,613
Commercial loans............................                1,468                      493             1,961
Commercial leases...........................                1,593                      ---             1,593
Consumer loans:
   Home improvement.........................                6,037                      ---             6,037
   Home equity..............................                  ---                    1,164             1,164
   Installment..............................                4,352                      ---             4,352
                                                          -------                  -------           -------
     Total..................................              $38,526                  $55,032           $93,558
                                                          =======                  =======           =======

     Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $62.3 million, or 59.7% of the Company's portfolio of loans at December 31, 2000, consisted of one- to four-family residential mortgage loans, of which approximately 65.3% had adjustable rates.

     The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. These ARMs have a current margin above such index of 2.75%, or 3.00% for loans in which interest is amortized and payments are due bi-weekly. Interest rates cannot adjust lower than the rate at the time of origination. Many of the residential ARMs in the Company's portfolio at December 31, 2000 provided for a maximum rate adjustment per year of 1%, although the Bank began originating residential ARMs which provide for a maximum rate adjustment of 2% per year in 1995. The Bank's residential ARMs provide for a maximum rate adjustment of 5% over the life of the loan. These ARMs generally bear terms of between 15 and 30 years.

     The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period that generally does not exceed 15 years. At December 31, 2000, 34.7% of the Company's residential mortgage loans had fixed rates of interest.

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

     At December 31, 2000, residential loans amounting to $240,000, or .2% of total loans, were included in non-performing assets. See "Non-Performing and Problem Assets."

     Commercial Real Estate Loans. At December 31, 2000, $13.2 million, or 12.7% of the Company's total loan portfolio, consisted of commercial real estate loans. Of these loans, $1.1 million constituted participations in loans secured by commercial real estate which were purchased from other financial institutions.  The  commercial  real  estate  loans  included  in the  Company's portfolio are primarily secured by non-residential real estate such as small office buildings, nursing homes, churches, light manufacturing facilities, retail and service outlets, warehouses, professional buildings and farm real estate. The Bank currently originates commercial real estate loans as adjustable-rate loans indexed to the one-year U.S. Treasury or the prime with various margins, or as fixed rate loans. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. No single commercial real estate loan at December 31, 2000 exceeded $934,000. No commercial real estate loans were included in non-performing assets at that date.

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

     Multi-Family Loans. Approximately $2.1 million, or 2.0% of the Company's portfolio of loans at December 31, 2000, consisted of multi-family loans. These loans are generally purchased participations and secured by apartment complexes and other multi-family residential properties. At December 31, 2000, no multi-family loan was included in non-performing assets.

     Construction Loans. The Bank offers construction loans with respect to owner-occupied residential real estate and, in limited cases, to builders or developers constructing such properties on a speculative investment basis (i.e., before the builder/developer obtains a commitment from a buyer). The Bank may also purchase participations.

     At December 31, 2000, $2.8 million, or 2.7%, of the Company's total loan portfolio consisted of construction loans. All construction loans at December 31, 2000 were one- to four-family residential loans. The largest construction loan at December 31, 2000 was approximately $450,000. No construction loans were included in non-performing assets on that date.

     Construction loans originated by the Bank are written such that interest only is payable during the construction phase, which is typically limited to nine months, and following the construction phase, a permanent loan is made. Inspections are made prior to any disbursement under a construction loan.

     Commercial Loans. At December 31, 2000, $7.1 million, or 6.8% of the Company's total loan portfolio consisted of commercial loans provided to finance receivables, inventory or equipment. These loans were originated by the Bank and provided to existing businesses located in Cass County and its contiguous counties. Loans are underwritten on a case-by-case basis with emphasis placed on cash flow analysis and the borrower's debt service capacity. The majority of the loans are written on a variable rate using the national prime rate as the primary index rate. The weighted average maturity of the variable rate portion of the portfolio was 7 months and the weighted average maturity of the fixed rate portion of the portfolio was 33 months at December 31, 2000.

     Commercial Leases. At December 31, 2000, $2.2 million, or 2.1% of the Company's total loan portfolio consisted of commercial leases provided to finance equipment. The Bank's lease portfolio consists of a joint marketing effort between the Bank and SCI Leasing Group, a Carmel, Indiana based concern, with all credit decisions made solely by the Bank and following the same underwriting standards as are applied to traditional commercial loan requests. Commercial leases are a fixed rate financing tool with the weighted average maturity of the Bank's lease portfolio at 58 months as of December 31, 2000.

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

     The Company's consumer loans, consisting primarily of installment, share, home improvement, and home equity loans, aggregated $14.6 million as of December 31, 2000, or 14.0% of the Company's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans originated by the Bank, except home equity loans, are fixed-rate loans, and substantially all are secured loans.

     Installment loans, totaling $7.0 million, or 6.8% of total loans at December 31, 2000, are fixed-rate loans generally secured by collateral, including automobiles, and are made for maximum terms of up to 10 years (depending on the collateral). The Bank's installment loans also include "one-pay" notes, some of which are secured by residential real estate and all of which amortize at rates similar to those for home improvement loans and have maximum terms of 6 months to one year.

     Share loans, totaling $290,000, or .3% of total loans at December 31, 2000, are made up to 80% of the original account balance and accrue at a rate of 2-3% over the underlying certificate of deposit rate. Interest on share loans is paid quarterly. Home improvement loans totaled $6.1 million, or 5.8% of the Company's total loan portfolio at December 31, 2000, and are close-ended fixed-rate loans made for maximum terms up to 15 years. The Bank's home improvement loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any.

     The Bank also offers open-ended lines of credit secured by a lien on the equity in the borrower's home in amounts up to 90% of the appraised value of the real estate (taking into account any other mortgages on the property). The Bank's home equity loans are adjustable-rate loans with interest rates equal to the national prime rate and payments equal to the greater of 2% of the outstanding loan balance or $50. The Bank's home equity loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any, and generally have a maximum term of 15 years. At December 31, 2000, the Bank had approved $1.8 million of home equity loans, of which $1.2 million were outstanding.

     As a general rule, consumer loans involve a higher level of risk than one- to four-family residential mortgage loans because consumer loans are generally made based upon the borrower's ability to repay the loan, which is subject to change, rather than the value of the underlying collateral, if any. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate and credit risks. As of December 31, 2000, consumer loans totaling $96,000 were included in non-performing assets, which indicates the Bank's success in managing consumer loan risk.

     Letters of Credit Securing Tax-Exempt Bonds. The Bank currently maintains four letters of credit, each in the amount of $253,000, to secure payments required under tax-exempt bonds issued to raise funds for low-income housing projects in Franklin, Kokomo and Michigan City, Indiana and Hamilton, Ohio. The issuer of the tax-exempt bonds is permitted to draw against these letters of credit only in the event it defaults in making payments required under the bonds, and any such draws made against the letters of credit would be secured by a mortgage on the subject housing project. The Bank also has two letters of credit totaling $1.5 million associated with the equity investment owned by the Bank; these also secure payments required for tax-exempt bonds. No draws against any letters of credit had been made as of December 31, 2000. In addition to the above, the Bank held $195,000 in standby letters of credit for two commercial loan customers.

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

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $2.6 million at December 31, 2000. The Company's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

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

     The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.


                                                                         Year Ended December 31,
                                                            ------------------------------------------------
                                                            2000                  1999                   1998
                                                            ----                  ----                   ----
                                                                             (In thousands)
Gross loans receivable
   at beginning of period............................      $93,025               $75,273               $64,047
Originations:
   Mortgage loans:
     Residential.....................................       17,598                17,229                14,691
     Commercial real estate and lines of credit
       and multi-family..............................       25,586                19,368                 1,400
                                                           -------               -------               -------
     Total mortgage loans and commercial loans.......       43,184                36,597                16,091
   Consumer loans:
     Installment.....................................        5,692                 5,597                 7,321
     Share...........................................          146                   169                   294
     Home improvement................................        2,447                 1,944                 2,333
     Home equity.....................................          224                   103                   736
                                                           -------               -------               -------
       Total consumer loans..........................        8,509                 7,813                10,684
                                                           -------               -------               -------
           Total originations........................       51,693                44,410                26,775
 Purchases:

   Commercial real estate and multi-family...........          ---                   981                   350
                                                           -------               -------               -------
           Total purchases...........................          ---                   981                   350
               Total originations and purchases......       51,693                45,391                27,125
Repayments and deductions............................       40,456                27,639                15,899
                                                          --------               -------               -------
Gross loans receivable at end of period..............     $104,262               $93,025               $75,273
                                                          ========               =======               =======

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

     Non-Performing Assets. At December 31, 2000, $336,000, or .25% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans, real estate owned ("REO"), troubled debt restructurings and non-accruing investments), compared to $666,000, or .57%, of the Company's total assets at December 31, 1999. At December 31, 2000, residential loans and consumer loans accounted for 71.4% and 28.6%, respectively, of non-performing assets. There were no non-accruing investments at December 31, 2000.

     The table below sets forth the amounts and categories of the Company's non-performing assets (non-accruing loans and real estate owned) as of the date indicated. It is the policy of the Company that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                            At December 31,
                                                      ----------------------------------------------------------
                                                      2000          1999         1998          1997         1996
                                                      ----          ----         ----          ----         ----
                                                                        (Dollars in thousands)
Non-accruing loans (1).....................             $336         $666         $315         $431         $406
Real estate owned, net.....................              ---          ---          ---          106          ---
                                                        ----         ----         ----         ----         ----
   Total non-performing assets.............             $336         $666         $315         $537         $406
                                                        ====         ====         ====         ====         ====
Non-performing loans to total loans, net (2)             .32%         .72%         .42%         .67%         .71%
Non-performing assets to total assets......              .25          .57          .33          .62          .52

---------------
(1) The Company generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At December 31, 2000, $240,000 of non-accruing loans were residential loans and $96,000 were consumer loans. For the year ended December 31, 2000, the income that would have been recorded had the non-accruing loans not been in a non-performing status totaled $12,000.

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

     At December 31, 2000, the aggregate amount of the Company's classified assets and the Company's general and specific loss allowances were as follows:

                                                    At December 31, 2000
                                                    --------------------
                                                       (In thousands)
Substandard loans...........................               $2,866
Doubtful loans..............................                  ---
Loss loans..................................                  ---
                                                           ------
   Total classified loans...................               $2,866
                                                           ======
General loss allowances.....................                 $760
Specific loss allowances....................                  ---
                                                           ------
   Total allowances.........................                 $760
                                                           ======
     The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. The substandard loans consist of all nonaccrual loans, three additional purchased participation loans secured by multi-family real estate of $744,000, which are current on payments but considered substandard because of cash flow, one letter
of  credit  for   $253,000   related  to  one  of  the   substandard   purchased
participtions, and one commercial relationship for $1.5 million which is current but classified substandard because of cash flow.

Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for losses on loans, which is charged to earnings. The provision for losses on loans is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Company's allowance for loan losses is adequate to absorb anticipated future losses from loans at December 31, 2000. However, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not require increases in its allowance for loan losses or that changes in economic conditions will not adversely affect the Company's loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended December 31, 2000.

                                                                        Year Ended December 31,
                                                      ----------------------------------------------------------
                                                      2000          1999         1998          1997         1996
                                                      ----          ----         ----          ----         ----
                                                                        (Dollars in thousands)

Balance of allowance at beginning
   of period.................................           $440         $285         $245         $236         $223
Recoveries...................................              1          ---          ---            1            1
Less charge-offs:
   Residential real estate loans.............            ---          ---           13           10          ---
   Consumer loans............................             13            7           10            8          ---
                                                        ----         ----         ----         ----         ----
Net charge-offs..............................             12            7           23           17          (1)
Provisions for losses on loans...............            332          162           63           26           12
                                                        ----         ----         ----         ----         ----
Balance of allowance at end of period........           $760         $440         $285         $245         $236
                                                        ====         ====         ====         ====         ====
   Net charge-offs to total average
     loans receivable for period.............            (*)          (*)          .03          .03          (*)
   Allowance at end of period to
     net loans receivable at end
     of period (1)...........................            .73          .47          .38          .38          .41
   Allowance to total non-performing
     loans at end of period..................         226.19        66.07        90.48        56.84        58.12

-------------------
(1)  Total loans less loans in process.
(*)  Less than .01%.

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.




                                                                 At December 31,
                           ------------------------------------------------------------------------------------------
                                  2000              1999              1998               1997               1996
                           ------------------  ---------------   ---------------   -----------------  ---------------
                                      Percent          Percent           Percent             Percent          Percent
                                     of loans         of loans          of loans            of loans         of loans
                                      in each          in each           in each             in each          in each
                                     category         category          category            category         category
                                     of total         of total          of total            of total         of total
                            Amount     loans   Amount   loans    Amount   loans    Amount     loans   Amount   loans
                            ------   --------  ------ --------   ------ --------   ------   --------  ------ --------
                                                               (Dollars in thousands)
Balance at end of period
   applicable to:
Residential................ $  12    59.73%    $270     62.23%   $232     69.35%   $193     72.48%    $158    72.05%
Commercial real estate.....   126    12.69        8     12.71       6      4.64       6      4.80        6     4.73
Multi-family...............   100     1.96      117      2.27       1      2.10       1      2.88        1     4.15
Construction loans.........   ---     2.70      ---      2.77     ---      4.64     ---      2.08      ---     1.78
Commercial paper and
   bankers' acceptances....   ---      ---      ---       ---     ---       ---     ---       ---      ---      ---
Commercial loans...........   180     6.80      ---      4.41     ---      1.97     ---       ---      ---      ---
Commercial leases..........   ---     2.14      ---      1.73     ---       ---     ---       ---      ---      ---
Consumer loans.............    15    13.98       45     13.88      46     17.30      45     17.76       71    17.29
Unallocated................   327      ---      ---       ---     ---       ---     ---       ---      ---      ---
                            -----   ------     ----    ------    ----    ------    ----    ------     ----   ------
   Total...................  $760   100.00%    $440    100.00%   $285    100.00%   $245    100.00%    $236   100.00%
                            =====   ======     ====    ======    ====    ======    ====    ======     ====   ======

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

     The Company's investments consist of U.S. government and other agency securities which are primarily callable fixed rate notes, mortgage- and other asset-backed securities, state and municipal bonds, corporate obligations, marketable equity securities, and FHLB stock. At December 31, 2000, approximately $15.5 million, or 11.7% of the Company's total assets, consisted of such investments.

     At December 31, 2000, the Company had $5.2 million of mortgage- and other asset-backed securities outstanding, all of which were classified as available for sale. These fixed-rate mortgage- and other asset-backed securities may be used as collateral for borrowings and through repayments, as a source of liquidity. Mortgage- and other asset-backed securities offer yields above those available for investments of comparable credit quality and duration. Mortgage-backed securities are qualifying thrift investments under the Qualified Thrift Lender test. See "Regulation--Qualified Thrift Lender."

     The following table sets forth the amortized cost and market value of the Company's investments and mortgage- and other asset-backed securities at the dates indicated.

                                                                           At December 31,
                                                  --------------------------------------------------------------
                                                          2000                  1999                  1998
                                                  -------------------   ------------------   -------------------
                                                  Amortized   Market    Amortized   Market   Amortized    Market
                                                    Cost      Value      Cost       Value      Cost       Value
                                                  ---------   ------    ---------   ------   ---------    ------
                                                                           (In thousands)

Securities available for sale:
   Federal agencies........................         $4,746     $4,625   $  6,295    $5,901   $  2,845   $  2,825
   State and municipal.....................          2,800      2,899      1,931     1,939      1,323      1,393
   Mortgage- and other asset-backed
     securities............................          5,264      5,165      6,145     5,898      8,193      8,129
   Corporate obligations...................            560        539        560       523        561        571
   Marketable equity securities............              4        259          4       176          4        244
                                                   -------    -------    -------   -------    -------    -------
     Total securities available for sale...         13,374     13,487     14,935    14,437     12,926     13,162
FHLB stock (1).............................          1,973      1,973      1,273     1,273        568        568
                                                   -------    -------    -------   -------    -------    -------
     Total investments.....................        $15,347    $15,460    $16,208   $15,710    $13,494    $13,730
                                                   =======    =======    =======   =======    =======    =======

---------------
(1)  Market value approximates carrying values.

     The following table sets forth investment securities, mortgage- and other asset-backed securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2000.

                                                 Amount at December 31, 2000, which matures in
                                       -----------------------------------------------------------------------------
                                                One             One to             Five to              Over
                                           Year or Less       Five Years          Ten Years        Ten Years(4)
                                       ------------------- ------------------ ------------------  -------------------
                                                  Weighted           Weighted           Weighted             Weighted
                                      Amortized   Average  Amortized Average  Amortized Average   Amortized  Average
                                        Cost       Yield     Cost     Yield     Cost     Yield      Cost      Yield
                                      ---------   -------- --------- -------- -------- --------  ---------  --------
                                                                   (Dollars in thousands)
Securities available for sale (1)(3) :
   Federal agencies..................  $  ---        ---%  $   500    6.02%   $ 2,796    6.31%     $ 1,450    7.11%
   State and municipal (2)...........     125       7.15     1,164    7.99        574    7.94          938    8.41
   Mortgage- and other
      asset-backed securities........     702       6.58     1,803    6.80      1,148    7.21        1,611    7.49
   Corporate obligations.............                                             459    6.12          100    7.41
   Marketable equity securities......     ---        ---       ---     ---        ---     ---            4   67.43
                                       ------       ----   -------    ----    -------    ----      -------   -----
     Total securities
        available for sale...........     827       6.72     3,467    7.09      4,977    6.69        4,103    7.62
FHLB stock...........................     ---                                                        1,973    8.28
                                       ------       ----   -------    ----    -------    ----      -------   -----
     Total investments...............  $  827       6.72%  $ 3,467    7.09%   $ 4,977    6.69%     $ 6,076    7.84%
                                       ======       ====   =======    ====    =======    ====      =======    ====

(1) Securities available for sale are set forth at amortized cost for purposes of this table.

(2)  Fully taxable equivalent basis.

(3) No effect is given for possible prepayments or securities which are callable.


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

     Deposits totaled $79.5 million at December 31, 2000.

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

     An analysis of the Bank's deposit accounts by type, maturity, and rate at December 31, 2000, is as follows:

                                                  Minimum         Balance at                           Weighted
                                                  Opening        December 31,            % of          Average
Type of Account                                   Balance            2000              Deposits         Rate
---------------                                  ---------       ------------          --------        --------
                                                                       (Dollars in thousands)
Withdrawable:
   Passbook savings accounts................     $      25          $ 3,478              4.38%           3.57%
   Regular money market accounts............         2,500            1,041              1.31            3.32
   Hi yield money market accounts...........        10,000           14,782             18.61            4.30
   Super NOW accounts.......................         2,500              614               .77            2.39
   NOW and other transaction accounts.......           200            5,466              6.88            2.02
   Non-interest bearing accounts............           100            3,277              4.12             ---
                                                                    -------             -----
Total withdrawable..........................                         28,658             36.07            3.20
Certificates (original terms):
   91 days..................................         1,000              668               .84            6.33
   6 months.................................         1,000            7,939              9.99            6.88
   12 months................................         1,000           19,830             24.96            6.44
   18 months................................           500            1,263              1.59            5.74
   24 months................................           500            7,255              9.13            5.49
   30 months................................           500            5,425              6.83            5.67
   60 months................................         1,000            3,226              4.06            5.72
IRAs
   18 months................................           100            5,190              6.53            5.90
                                                                    -------            ------
Total certificates..........................                         50,796             63.93            6.17
                                                                    -------            ------
Total deposits .............................                        $79,454            100.00%           5.10%
                                                                    =======            ======            ====

     The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                             At December 31,
                            -----------------------------------------------
                              2000                  1999              1998
                              ----                  ----              ----
                                               (In thousands)

4.00% and under..........   $   746               $   175           $   234
4.01 - 6.00 %............    25,112                44,496            39,027
6.01 - 8.00%.............    24,938                   826               416
                            -------               -------           -------
Total....................   $50,796               $45,497           $39,677
                            =======               =======           =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2000, and the total amount maturing thereafter. Matured certificates which have not been renewed as of December 31, 2000, have been allocated based upon certain rollover assumptions:

                                                                         Amounts At
                                                              December 31, 2000, Maturing in
                                                --------------------------------------------------------------
                                                One Year            Two              Three        Greater Than
                                                 or Less           Years             Years         Three Years
                                                --------           -----             -----        ------------
                                                                       (In thousands)

4.00% and under.............................    $   746            $  ---           $  ---            $  ---
4.01 - 6.00 %...............................     14,314             8,139            1,850               809
6.01-8.00%..................................     24,275               402               20               241
                                                -------            ------           ------            ------
Total.......................................    $39,335            $8,541           $1,870            $1,050
                                                =======            ======           ======            ======

     The following table indicates the amount of the Bank's certificates of deposit of greater than $100,000 by time remaining until maturity as of December 31, 2000.

   Maturity                                                     (In thousands)
   --------                                                     --------------
   Three months or less.........................................     $1,513
   Greater than three months through six months.................      2,229
   Greater than six months through twelve months................      1,557
   Over twelve months ..........................................        754
        Total...................................................     $6,053

     The following table sets forth the dollar amount of savings in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                                        Deposit Activity
                                           -------------------------------------------------------------------------
                                                                     Increase                              Increase
                                                                    (Decrease)                            (Decrease)
                                            Balance at                 from       Balance at                 from
                                           December 31,    % of    December 31,  December 31,    % of     December
                                               2000      Deposits      1999          1999      Deposits    31, 1998
                                           ------------  --------  ------------  ------------  --------   ---------
                                                                     (Dollars in thousands)
Withdrawable:
   Passbook savings accounts...............  $  3,478       4.38%    $   609       $2,869        3.77%   $   (302)
   Regular money market accounts...........     1,041       1.31        (125)       1,166        1.53          13
   Hi yield money market accounts..........    14,782      18.61      (3,339)      18,121       23.84      (1,241)
   Super NOW accounts......................       614        .77         287          327         .43         (39)
   NOW accounts............................     5,466       6.88         116        5,350        7.04         560
   Non-interest bearing accounts...........     3,277       4.12         596        2,681        3.53       1,189
                                              -------      -----      -------      ------       -----       -----
Total withdrawable.........................    28,658      36.07      (1,856)      30,514       40.14         180
Certificates (original terms):
   91 days.................................       668        .84         146          522         .69        (705)
   6 months................................     7,939       9.99       4,701        3,238        4.26        (353)
   12 months...............................    19,830      24.96       7,661       12,169       16.01       6,198
   18 months...............................     1,263       1.59         131        1,132        1.49        (700)
   24 months...............................     7,255       9.13      (4,514)      11,769       15.48         636
   30 months...............................     5,425       6.83      (2,718)       8,143       10.71         574
   60 months...............................     3,226       4.06        (169)       3,395        4.47        (224)
IRAs
   18 months...............................     5,190       6.53          61        5,129        6.75         394
                                              -------     ------      ------      -------      ------       -----
Total certificates.........................    50,796      63.93       5,299       45,497       59.86       5,820
                                              -------     ------      ------      -------      ------       -----
Total deposits.............................   $79,454     100.00%     $3,443      $76,011      100.00%     $6,000
                                              =======     ======      ======      =======      ======      ======

                                                     Deposit Activity
                                           ------------------------------------
                                                                     Increase
                                                                    (Decrease)
                                           Balance at                  from
                                           December 31,    % of    December 31,
                                               1998      Deposits      1997
                                           ------------  --------  ------------
                                                  (Dollars in thousands)
Withdrawable:
   Passbook savings accounts...............    $3,171       4.53%    $   101
   Regular money market accounts...........     1,153       1.65         103
   Hi yield money market accounts..........    19,362      27.66       3,676
   Super NOW accounts......................       366        .52         (98)
   NOW accounts............................     4,790       6.84       1,058
   Non-interest bearing accounts...........     1,492       2.13         630
                                               ------      -----       -----
Total withdrawable.........................    30,334      43.33       5,470
Certificates (original terms):
   91 days.................................     1,227       1.75         865
   6 months................................     3,591       5.13          50
   12 months...............................     5,971       8.53         220
   18 months...............................     1,832       2.62         813
   24 months...............................    11,133      15.90         603
   30 months...............................     7,569      10.81       1,287
   60 months...............................     3,619       5.17          67
IRAs

   18 months...............................     4,735       6.76          41
                                               ------      -----       -----
Total certificates.........................    39,677      56.67       3,946
                                              -------     ------      ------
Total deposits ............................   $70,011     100.00%     $9,416
                                              =======     ======      ======

     Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. There are regulatory restrictions on advances from the FHLBs. See "Regulation -- Federal Home Loan Bank System" and "-- Qualified Thrift Lender." At December 31, 2000, the Company had $10.0 million in borrowings from the FHLB of Indianapolis which mature within one year and $24.0 million which mature in greater than one year. The weighted average interest rate related to these borrowings was 6.11% at December 31, 2000. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. At December 31, 2000, notes payable consisted of borrowings secured by the Bank's investment in a real estate partnership which will mature in 2009. The interest rate on the variable rate borrowing was 3.61% at December 31, 2000.

Employees

     As of December 31, 2000, the Bank employed 20 persons on a full-time basis and five persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

     An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the quarterly assessment rates range from .01164% of assets for associations with assets of $67 million or less to .00308% for associations with assets in excess of $35 billion. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at December 31, 2000, was approximately $18,500.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2000, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

     If the Holding Company were to acquire control of another savings institution other than through a merger or other business combination with the Bank, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution,
(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

     The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

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

Federal Home Loan Bank System

         The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2000, the Bank's investment in stock of the FHLB of Indianapolis was $1,973,000. For the fiscal year ended December 31, 2000, the FHLB of Indianapolis paid approximately $130,000 in dividends to the Bank.

         All 12 FHLB's are required to provide funds to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low-and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the value of FHLB stock in the future. A reduction in the value of such stock may result in a corresponding reduction in the Bank's capital.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans not more than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, cash or FHLB deposits, certain small business and agricultural loans of smaller institutions and real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as additional security or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

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

     In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, the Bank was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1996. The Bank recognized this one-time assessment as a non-recurring operating expense of $335,000 during the three-month period ended September 30, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from
 .23% to .06% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in
the   late   1980s  by  the   Financing   Corporation   ("FICO"),   which  is  a
federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on Financing Corporation obligations have been shared equally between BIF members and SAIF members since January 1, 2000.

     Although Congress has considered merging the SAIF and the BIF, until then, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The OTS requires savings associations that receive the highest supervisory rating for safety and soundness to maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2000, the Bank was in compliance with all capital requirements imposed by law.

     The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would not be required to maintain additional capital at December 31, 2000 under the terms of the OTS proposed interest rate risk rule. The OTS recently proposed an amendment to the interes rate risk rule that would delete the requirement that a savings association with excess exposure to interest rate risk maintain additional capital.

     The OTS has also revised its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk. If an association is not in compliance with the capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements. These actions may include restricting the operating activities of the association, imposing a capital directive, cease and desist order, or civil money penalties, or imposing harsher measures such as appointing a receiver or conservator or forcing the association to merge into another institution.

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2000, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Capital Distributions Regulation

     The OTS also restricts the amount of "capital distributions" that may be made by savings associations. The regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

     The regulation exempts certain savings associations from filing either a notice or an application with the OTS before making any capital distribution and requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). Based on the Bank's retained net income standard, the Bank would be required to file a notice or application with the OTS before making any capital distribution. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

     The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires that, at a minimum, the Bank must file a notice with the OTS thirty days before making any capital distributions to the Holding Company.

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

Liquidity

     The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted an interim final rule in March 2001 that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.

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

Loans to One Borrower

     Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2000, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.

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

     At December 31, 2000, 82.91% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

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

                                    Taxation

Federal Taxation

     Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is no longer able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by the Bank.

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

Item 2.    Properties.

     At December 31, 2000, the Bank and the Holding Company conducted business from a single office at 723 East Broadway, Logansport, Indiana. The following table provides certain information with respect to the Company's office as of December 31, 2000:

                                                                Total Deposits   Net Book Value
                                                                      at          of Property,
                                         Owned or       Year     December 31,      Furniture &       Approximate
Description and Address                   Leased       Opened        2000           Fixtures       Square Footage
-----------------------                  --------      ------    ------------    --------------    --------------
                                                                     (Dollars in thousands)

723 East Broadway                           Owned        1962      $79,454          $1,843            11,000
Logansport, Indiana  46947

     The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $114,000 at December 31, 2000.

     The Bank also has contracted for the data processing and reporting services of the Intrieve Data Center in Cincinnati, Ohio. The cost of these data processing services is approximately $14,000 per month.

Item 3.    Legal Proceedings.

     Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to its business.

Item 4.    Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2000.

Item 4.5.  Executive Officers of the Registrant.

     Presented below is certain information regarding the executive officers of the Holding Company:

       Name                               Position
       ----                               --------
       David G. Wihebrink                 President and Chief Executive Officer
       Charles J. Evans                   Senior Vice President
       Dottye Robeson                     Secretary/Treasurer

     David G. Wihebrink (age 53) has served as President and Chief Executive Officer of the Bank and the Holding Company since April 2000. Before that, Mr. Wihebrink had served as Vice President and Chief Financial Officer of TM Morris Manufacturing Co., Inc. ("Morris") since 1988. Morris is located in Logansport, Indiana, and manufactures lead wire assemblies and wiring harnesses and stampings. Prior to his employment with Morris, Mr. Wihebrink was a member of the accounting firm Smith, Thompson & Wihebrink (Logansport) for 15 years. Mr. Wihebrink also currently serves as a member of the Board of Directors of the Neal Home retirement home in Logansport, Indiana.

     Charles J. Evans (age 55) has served as Senior Vice President of the Bank since January 2000 and as Vice President of the Holding Company since its organization. Prior to becoming Senior Vice President, Mr. Evans had served as Vice President and Senior Loan Officer of the Bank since 1980.

     Dottye Robeson (age 51) has served as Chief Financial Officer of the Bank since 1994 and as Secretary/Treasurer of the Holding Company since its organization. She has been a certified public accountant since 1987.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

     Logansport Savings Bank, FSB converted from a mutual savings bank to a stock form federal savings bank effective June 13, 1995 (the "Conversion") and simultaneously formed a savings and loan holding company, Logansport Financial Corp. The Holding Company's common stock, without par value ("Common Stock"), is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq"), Small Cap Market, under the symbol "LOGN." The following table sets forth the high and low trade prices and dividends paid per share of Common Stock for the quarters indicated. Such price information was obtained from Nasdaq.


   Quarter Ended                  High               Low      Dividends Declared
   -------------                  ----               ---      ------------------
   March 31, 2000                $10.313          $9.063          $  .11
   June 30, 2000                   9.875           7.625             .11
   September 30, 2000             11.875           9.813             .11
   December 31, 2000              11.813          10.875             .11

   March 31, 1999                $14.000         $12.000          $  .11
   June 30, 1999                  12.500          11.130             .11
   September 30, 1999             11.560           9.630             .11
   December 31, 1999              10.500           9.030             .11

     As of February 8, 2001, there were 800 record holders of the Holding Company's Common Stock. The Holding Company has established a policy of paying regular periodic cash dividends, and the Board of Directors intends to continue this policy, subject to the Holding Company's operating results, financial condition, capital, income tax considerations, regulatory restrictions, and other relevant factors.

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

     Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Holding Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2000, approximately $1.7 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation."

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

Item 6.    Selected Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of Logansport Financial Corp. and Subsidiary" on pages 6 and 7 of the Holding Company's 2000 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is incorporated by reference to pages 8 through 20 of the Shareholder Annual Report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated by reference to pages 17 through 19 of the Shareholder Annual Report.

Item 8.    Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 21 through 51 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 51 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 through 4 and page 8 of the Holding Company's Proxy Statement for its 2001 Annual Shareholder Meeting (the "2001 Proxy Statement"). Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11.   Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 5 to 8 of the Holding Company's 2001 Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to pages 2 and 3 of the 2001 Proxy Statement.

Item 13.   Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 8 of the 2001 Proxy Statement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)      List the following documents filed as part of the report:

     Financial Statements

     Independent Auditor's Report (Grant Thornton LLP)....See Shareholder Annual
                                                              Report Page 21
     Consolidated Statements of Financial Condition
         at December 31, 2000, and 1999...................See Shareholder Annual
                                                              Report Page 22
     Consolidated Statements of Earnings for the Years
         Ended December 31, 2000, 1999, and 1998..........See Shareholder Annual
                                                              Report Page 23
     Consolidated Statements of Comprehensive Income
         for the Years Ended December 31, 2000, 1999
         and 1998.........................................See Shareholder Annual
                                                              Report Page 24
     Consolidated Statements of Changes in Shareholders'
         Equity for the Years Ended December 31, 2000,
         1999 and 1998....................................See Shareholder Annual
                                                              Report Page 25
     Consolidated Statements of Cash Flows for the Years
         Ended December 31, 2000, 1999, and 1998..........See Shareholder Annual
                                                              Report Page 26
     Notes to Consolidated Financial Statements...........See Shareholder Annual
                                                              Report Page 28

 (b) Reports on Form 8-K.

     The Holding Company did not file any reports on Form 8-K during the fourth quarter of its 2000 fiscal year.

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

                                      LOGANSPORT FINANCIAL CORP.



Date: March 29, 2001                  By: /s/ David G. Wihebrink
                                         --------------------------------------
                                             David G. Wihebrink, President and
                                                Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 2001.

/s/ David G. Wihebrink
----------------------
David G. Wihebrink

President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Dottye Robeson
------------------
Dottye Robeson,

Secretary/Treasurer (Principal Financial and
Accounting Officer)

/s/ Charles J. Evans
--------------------
Charles J. Evans, Vice President and Director

/s/ Susanne S. Ridlen
---------------------
Susanne S. Ridlen, Director

/s/ William Tincher, Jr.
------------------------
William Tincher, Jr., Director

/s/ Brian J. Morrill
--------------------
Brian J. Morrill, Director

/s/ Thomas G. Williams
----------------------
Thomas G. Williams, Director

                          EXHIBIT INDEX

Exhibit                                                                     Page
-------                                                                     ----
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

   10(4) Deferred Compensation Agreement between Logansport Savings Bank, FSB and David G. Wihebrink, dated and effective as of April 12, 2000.

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

   13             2000 Shareholder Annual Report

   21 Subsidiaries of the Registrant are incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (Registration No. 33-89788).

   23             Independent Auditor's Consent (Grant Thornton LLP)