Form 10-Q
period 2001-03-31
LOGANSPORT FINANCIAL CORP
filed 2001-05-14
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

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

                  Yes [X]                   No [  ]

The number of shares of the Registrant's common stock, without par value, as of April 27, 2001 was 1,083,510.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                       Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements                                              3

           Consolidated Statements of Financial
           Condition as of March 31, 2001
           and December 31, 2000

           Consolidated Statements of Earnings
           for the three months ended March 31,
           2001 and 2000

           Consolidated Statements of Shareholders'
            Equity for the three months ended
            March 31, 2001 and 2000

           Consolidated Statements of Cash Flows
           for the three months ended
           March 31, 2001 and 2000

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

SIGNATURES 16

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)


                                                                                 March 31,        December 31,
         ASSETS                                                                       2001                2000
Cash and due from banks                                                           $    461            $    576
Interest-bearing deposits in other financial institutions                           10,394               8,634
                                                                                   -------             -------
         Cash and cash equivalents                                                  10,855               9,210

Investment securities available for sale-at market                                   7,711               8,322
Mortgage-backed securities available for sale-at market                              4,938               5,165
Loans receivable-net                                                               104,012             102,418
Office premises and equipment-at depreciated cost                                    1,831               1,843
Federal Home Loan Bank stock - at cost                                               1,973               1,973
Investment in real estate partnership                                                1,241               1,284
Accrued interest receivable on loans                                                   506                 548
Accrued interest receivable on mortgage-backed securities                               40                  41
Accrued interest receivable on investments                                             122                 107
Prepaid expenses and other assets                                                       58                  64
Cash surrender value of life insurance                                               1,244               1,234
Deferred income tax asset                                                              323                 403
                                                                                   -------             -------

         Total assets                                                             $134,854            $132,612
                                                                                   =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 81,329            $ 79,454
Advances from the Federal Home Loan Bank                                            34,000              34,000
Notes payable 1,165                                                                  1,237
Accrued interest and other liabilities                                                 956                 906
Accrued income taxes                                                                    49                   2
                                                                                   -------             -------
         Total liabilities                                                         117,499             115,599

Shareholders' equity
  Common stock                                                                       5,515               5,515
  Retained earnings-restricted                                                      11,697              11,526
  Less shares acquired by stock benefit plan                                           (69)               (103)
  Accumulated comprehensive income,
       unrealized gains on securities designated
        as available for sale, net of related tax effects                              212                  75
                                                                                   -------             -------
         Total shareholders' equity                                                 17,355              17,013
                                                                                   -------             -------

         Total liabilities and shareholders' equity                               $134,854            $132,612
                                                                                   =======             =======

                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings
                        (In thousands, except share data)

                                                                                         Three months ended
                                                                                               March 31,
                                                                                         2001             2000
Interest income
  Loans                                                                                $2,148           $1,865
  Mortgage-backed securities                                                               83               98
  Investment securities                                                                   125              163
  Interest-bearing deposits and other                                                     145               83
                                                                                        -----            -----
         Total interest income                                                          2,501            2,209

Interest expense
  Deposits                                                                              1,000              909
  Borrowings                                                                              529              334
                                                                                        -----            -----
         Total interest expense                                                         1,529            1,243
                                                                                        -----            -----

         Net interest income                                                              972              966

Provision for losses on loans                                                              86               71
                                                                                        -----            -----

         Net interest income after provision for
           losses on loans                                                                886              895

Other income
  Service charges on deposit accounts                                                      61               32
  Loss on equity investment                                                               (61)             (26)
  Other operating                                                                          52               44
                                                                                        -----            -----
         Total other income                                                                52               50

General, administrative and other expense
  Employee compensation and benefits                                                      294              296
  Occupancy and equipment                                                                  58               45
  Federal deposit insurance premiums                                                        4                4
  Data processing                                                                          47               39
  Other operating                                                                         132              103
                                                                                        -----            -----
         Total general, administrative and other expense                                  535              487
                                                                                        -----            -----

Earnings before income taxes                                                              403              458
Income tax expense                                                                        102              151
                                                                                        -----            -----

NET EARNINGS                                                                           $  301           $  307
                                                                                        =====            =====

Other comprehensive income (loss), net of tax -
  unrealized gains (losses) on securities                                                 137              (14)
                                                                                        -----            -----

COMPREHENSIVE INCOME                                                                   $  438           $  293
                                                                                        =====            =====

EARNINGS PER SHARE
Basic (based on net earnings)                                                           $0.28            $0.28
                                                                                         ====             ====

Diluted (based on net earnings)                                                         $0.27            $0.28
                                                                                         ====             ====

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                           Three months ended
                                                                                              March 31,
                                                                                      2001                2000
Balance at January 1                                                               $17,013             $16,146

Purchase of shares                                                                      -                 (464)

Amortization of stock benefit plan                                                      34                  34

Cash dividends of $.12 per share in 2001 and $.11 per share in 2000                   (130)               (119)

Unrealized gains (losses) on securities designated as
  available for sale, net of related tax effects                                       137                 (14)

Net earnings                                                                           301                 307
                                                                                    ------              ------

Balance at March 31                                                                $17,355             $15,890
                                                                                    ======              ======

Accumulated other comprehensive income (losses)                                    $   212             $  (342)
                                                                                    ======              ======

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                      2001                2000
Cash flows from operating activities:
  Net earnings for the period                                                      $   301             $   307
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                       29                  27
    Amortization of premiums on investments and
       mortgage-backed securities                                                       12                  12
    Amortization expense of stock benefit plan                                          34                  34
    Provision for losses on loans                                                       86                  71
    Loss on equity investment                                                           61                  26
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                              42                  16
      Accrued interest receivable on mortgage-backed securities                          1                   2
      Accrued interest receivable on investments                                       (15)                (62)
      Prepaid expenses and other assets                                                  6                  11
      Accrued interest and other liabilities                                            50                  15
      Federal income taxes
        Current                                                                         47                 111
        Deferred                                                                         9                   6
                                                                                    ------              ------
         Net cash provided by operating activities                                     663                 576

Cash flows provided by (used in) investing activities:
Purchase of investment securities                                                     (253)             (1,779)
Maturities/calls of investment securities                                            1,025                  -
Purchase of Federal Home Loan Bank stock                                                -                 (150)
Principal repayments on mortgage-backed securities                                     262                 246
Loan disbursements                                                                 (12,257)            (10,832)
Investment in real estate partnership                                                  (18)                (21)
Principal repayments on loans                                                       10,577               8,179
Purchases and additions to office premises and equipment                               (17)                (22)
Increase in cash surrender value of life insurance policy                              (10)                (11)
                                                                                    ------              ------
         Net cash used in investing activities                                        (691)             (4,390)
                                                                                    ------              ------

         Net cash used in operating and investing activities
           (subtotal carried forward)                                                  (28)             (3,814)
                                                                                    ------              ------

                           LOGANSPORT FINANCIAL CORP.

                Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)

                                                                                       Three months ended
                                                                                             March 31,
                                                                                      2001                2000
         Net cash used in operating and investing activities
           (subtotal brought forward)                                              $   (28)            $(3,814)

Cash provided by (used in) financing activities:
  Net increase in deposit accounts                                                   1,875               5,037
  Proceeds from Federal Home Loan Bank advances                                      2,000               5,000
  Repayment of Federal Home Loan Bank advances                                      (2,000)             (2,000)
  Repayment of note payable                                                            (72)                (70)
  Purchase of shares                                                                    -                 (464)
  Dividends on common stock                                                           (130)               (119)
                                                                                    ------              ------
         Net cash provided by financing activities                                   1,673               7,384
                                                                                    ------              ------

Net increase in cash and cash equivalents                                            1,645               3,570

Cash and cash equivalents, beginning of period                                       9,210               5,146
                                                                                    ------              ------

Cash and cash equivalents, end of period                                           $10,855             $ 8,716
                                                                                    ======              ======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                            $ 1,435             $ 1,210
                                                                                    ======              ======

    Income taxes                                                                   $    45             $    35
                                                                                    ======              ======

  Dividends payable at end of period                                               $   130             $   119
                                                                                    ======              ======


Supplemental disclosure of noncash financing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                 $   137             $   (14)
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

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2001, results of operations and cash flows for the three month periods ended March 31, 2001 and 2000.


NOTE B: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,083,510 and 1,112,829 for the three-month periods ended March 31, 2001 and 2000, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,096,918 and 1,112,829 for the three-month periods ended March 31, 2001 and 2000, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 13,408 for the three month period ended March 31, 2001.

Options to purchase 125,915 shares of common stock with a weighted-average exercise price of $10.59 were outstanding at March 31, 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

A cash dividend of $.12 per common share was declared on March 1, 2001, payable on April 10, 2001, to stockholders of record as of March 16, 2001.

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

SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective January 1, 2001, as required, without material impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Company's financial position or results of operations.

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

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of the allowance for loan losses, management's assessment of the Company's interest rate risk and the effect of recent accounting pronouncements.

Discussion  of Financial  Condition  Changes from December 31, 2000 to March 31,
2001

The Company reported total assets of $134.9 million at March 31, 2001, compared to $132.6 million at December 31, 2000, an increase of $2.3 million, or 1.7%. This increase was funded by a growth in deposits of $1.9 million and undistributed first quarter earnings. Cash and cash equivalents increased by approximately $1.7 million from $9.2 million at December 31, 2000, to $10.9 million at March 31, 2001. Investment and mortgage-backed securities decreased by $838,000, due primarily to maturities and calls of securities totaling $1.0 million, which were partially offset by securities purchased of $253,000.

Net loans increased by $1.6 million, or 1.6%, from $102.4 million at December 31, 2000 to $104.0 million at March 31, 2001. Loan originations amounted to $12.3 million for the three months ended March 31, 2001, while principal repayments amounted to $10.6 million. During the three months ended March 31, 2001, loan origination volume exceeded that of the comparable period in 2000 by $1.4 million, or 13.2%. Loan originations during 2001 were comprised primarily of nonresidential and commercial real estate, other commercial property and commercial leases. The commercial and nonresidential loan portfolios totaled $24.9 million at March 31, 2001, compared to $22.5 million at December 31, 2000. Originations of one- to four-family residential loans totaled $2.5 million, while repayments were $2.9 million. The one- to four-family residential loans totaled $62.3 million at December 31, 2000 and $61.9 million at March 31, 2001.

Deposits totaled $81.3 million at March 31, 2001, an increase of $1.9 million, or 2.4%, in the first three months of 2001. Proceeds from deposit growth were generally used to fund new loan originations. Borrowings consisted of $34.0 million of FHLB advances and a $1.2 million note payable related to an equity investment in low income housing.

Shareholders' equity was $17.4 million at March 31, 2001 and $17.0 million at December 31, 2000. The payment of dividends decreased equity, while an increase in the unrealized gains on securities available for sale, net earnings and the effects of amortization of the stock benefit plan increased equity.

Results of Operations

Comparison of the Three Months Ended March 31, 2001 and March 31, 2000

Net earnings for the three months ended March 31, 2001 totaled $301,000, compared with $307,000 for the three months ended March 31, 2000, a decrease of $6,000, or 2.0%. Net interest income increased by $6,000, while general, administrative and other expense increased by $48,000 and taxes decreased by $49,000. The major contributor to the increase in net interest income was the growth in the loan portfolio the past calendar year. Interest income on loans increased by $283,000, or 15.2%, for the three months ended March 31, 2001, compared to the same quarter in 2000. This increase was due primarily to an $11.2 million, or 12.0%, increase in the weighted-average balance of loans outstanding, coupled with an increase in the average yield year to year. Interest expense on deposits increased by $91,000, or 10.0%, due primarily to a $1.2 million, or 1.5%, increase in the weighted-average balance of deposits outstanding and an increase in the cost of deposits year to year. Interest expense on borrowings increased by $195,000, or 58.4%, due primarily to a $10.3 million, or 43.2%, increase in the weighted-average balance of borrowings outstanding and an increase in the cost of such borrowings. The interest rate spread amounted to 2.96% and 2.87% at March 31, 2001 and 2000, respectively.

The provision for losses on loans totaled $86,000 for the three months ended March 31, 2001 and $71,000 for the three months ended March 31, 2000. No properties were in real estate owned for the quarter ended March 31, 2001 or March 31, 2000. Nonperforming loans amounted to $371,000, or .36% of loans at March 31, 2001, compared to $336,000, or .32% of loans at December 31, 2000. Loan loss reserves amounted to $846,000, or .81% of total loans at March 31, 2001, compared to $760,000, or .73% of total loans at December 31, 2000. The increase in the provision for losses on loans was primarily attributable to the growth in the loan portfolio and the increasing percentage of commercial loans in the portfolio. There can be no assurance that the Company's allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Service charges on deposit accounts increased by $29,000, or 90.6%, and other operating income increased by $8,000, or 18.2%, for the three month period ended March 31, 2001, compared to the 2000 quarter. However, an increase in the pre-tax loss on the equity investment of $35,000 resulted in an overall increase of only $2,000 in the other income category.

Total general, administrative and other expense increased by $48,000, or 9.9%, for the three-month period ended March 31, 2001, compared to the same period ended March 31, 2000. Employee compensation and benefits decreased by $2,000 compared to the 2000 quarter, which contained additional expenses related to the retirement of the Company's president. Data processing fees increased by $8,000, or 20.5%, due to costs associated with loan and deposit growth. Other operating expenses increased by $29,000, or 28.2%, compared to the quarter ended March 31, 2000, due primarily to the Company's overall growth year to year.

The provision for income taxes totaled $102,000 for the three months ended March 31, 2001, a decrease of $49,000, or 32.5%, from the same period in 2000. The decrease was due to a $55,000, or 12.0%, decrease in pre-tax earnings and an increase in tax credits available. The Company's effective tax rates for the three-month periods ended March 31, 2001 and 2000, were 25.3% and 33.0%, respectively. The decrease in the effective tax rate was primarily attributable to tax credits available from the Company's investment in a low income housing partnership.

Capital Resources

Pursuant to Office of Thrift Supervision ("OTS") capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 2001, the Bank's tangible and leverage capital ratios were each 11.1%, and its risk-based capital to risk-weighted assets ratio was 18.4%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of March 31, 2001.

Capital Standard            Required            Bank's              Excess
----------------            --------            ------              ------
                                             (In thousands)
Tangible (1.5%)               $2,016           $14,939             $12,923
Core (4.0%)                    5,375            14,939               9,564
Risk-based (8.0%)              6,854            15,785               8,931

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the OTS at 4%. At March 31, 2001 the Bank's regulatory liquidity ratio was 21.8%.

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

The OTS issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of December 31, 2000, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.


Change                              Net Portfolio Value                NPV as % of PV of Assets
In Rates      $ Amount          $ Change           % Change           NPV Ratio           Change
                 (Dollars in thousands)
+300bp           $12,013         $(5,986)             (33)%               9.49%            -395bp
+200bp            14,618          (3,381)             (19)%              11.27%            -217bp
+100bp            16,476          (1,523)              (8)%              12.49%             -95bp
     -            17,999              -                 -                13.44%               -
-100bp            19,081           1,082                6%               14.09%             +65bp
-200bp            20,210           2,211               12%               14.75%            +131bp
-300bp            21,696           3,697               21%               15.61%            +217bp

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                          13.44%
Exposure Measure: Post-Shock NPV Ratio                                 11.27%
Sensitivity Measure: Change in NPV Ratio                                217bp

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended March 31, 2001, or are as of the date hereof involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following exhibits are attached to this report on Form 10-Q:

                  3.1 The Articles of Incorporation of the Registrant are incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 33-89788).

                  3.2 The Code of By-Laws of the Registrant is incorporated by reference to Exhibit 3.2 to the Form 10-Q for the period ended March 31, 1997, filed with the Commission on August 13, 1997.

                  10.1 Employment Agreement between Logansport Financial Corp. and David G. Wihebrink.


         (b)      Reports on Form 8-K.

          The Registrant filed no reports on Form 8-K during the fiscal quarter ended March 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                           Logansport Financial Corp.



Date:   May 14, 2001                       By:/s/ David G. Wihebrink
     ------------------                       ---------------------------------
                                              David G. Wihebrink, President and
                                              Chief Executive Officer


Date:   May 14, 2001                       By:/s/ Dottye Robeson
     ------------------                       ---------------------------------
                                              Dottye Robeson, Secretary and
                                              Treasurer