Form 10-Q
period 2001-06-30
LOGANSPORT FINANCIAL CORP
filed 2001-08-13
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
         ENDED JUNE 30, 2001 OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]                   No [  ]
The number of shares of the Registrant's common stock, without par value, as of August 10, 2001 was 1,096,283.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                        Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements                                                 3

         Consolidated Statements of Financial
           Condition as of June 30, 2001
           and December 31, 2000

         Consolidated Statements of Earnings
           for the three and six months ended June 30, 2001 and 2000

         Consolidated Statements of Shareholders'
           Equity for the three and six months ended
           June 30, 2001 and 2000

         Consolidated Statements of Cash Flows
           for the three and six months ended
           June 30, 2001 and 2000

         Notes to Consolidated Condensed Financial
           Statements                                                         8

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 6.  Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                   18

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)


                                                                                  June 30,        December 31,
         ASSETS                                                                       2001                2000
Cash and due from banks                                                           $    758            $    576
Interest-bearing deposits in other financial institutions                            4,867               8,634
                                                                                   -------             -------
         Cash and cash equivalents                                                   5,625               9,210

Investment securities available for sale - at market                                 6,857               8,322
Mortgage-backed securities available for sale - at market                            4,761               5,165
Loans receivable-net                                                               108,792             102,418
Office premises and equipment - at depreciated cost                                  1,813               1,843
Federal Home Loan Bank stock - at cost                                               1,973               1,973
Investment in real estate partnership                                                1,192               1,284
Accrued interest receivable on loans                                                   531                 548
Accrued interest receivable on mortgage-backed securities                               33                  41
Accrued interest receivable on investments                                             106                 107
Prepaid expenses and other assets                                                       77                  64
Cash surrender value of life insurance                                               1,255               1,234
Prepaid income taxes                                                                   145                  -
Deferred income tax asset                                                              308                 403
                                                                                   -------             -------

         Total assets                                                             $133,468            $132,612
                                                                                   =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 80,356            $ 79,454
Advances from the Federal Home Loan Bank                                            33,250              34,000
Notes payable 1,165                                                                  1,237
Accrued interest payable and other liabilities                                       1,005                 906
Accrued income taxes                                                                    -                    2
                                                                                   -------             -------
         Total liabilities                                                         115,776             115,599

Shareholders' equity
  Common stock                                                                       5,622               5,515
  Retained earnings-restricted                                                      11,912              11,526
  Less shares acquired by stock benefit plan                                           (67)               (103)
  Accumulated comprehensive income,
       unrealized gains on securities designated
        as available for sale, net of related tax effects                              225                  75
                                                                                   -------             -------
         Total shareholders' equity                                                 17,692              17,013
                                                                                   -------             -------

         Total liabilities and shareholders' equity                               $133,468            $132,612
                                                                                   =======             =======

                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings
                        (In thousands, except share data)

                                                                        Three months ended           Six months ended
                                                                               June 30,                    June 30,
                                                                         2001         2000            2001         2000
Interest income
  Loans                                                                $2,198       $1,954          $4,346       $3,819
  Mortgage-backed securities                                               78           96             161          194
  Investment securities                                                   103          187             228          350
  Interest-bearing deposits and other                                     119          106             264          189
                                                                        -----        -----           -----        -----
         Total interest income                                          2,498        2,343           4,999        4,552

Interest expense
  Deposits                                                                957        1,010           1,957        1,919
  Borrowings                                                              513          358           1,042          692
                                                                        -----        -----           -----        -----
         Total interest expense                                         1,470        1,368           2,999        2,611
                                                                        -----        -----           -----        -----

         Net interest income                                            1,028          975           2,000        1,941
Provision for losses on loans                                              85           70             171          141
                                                                        -----        -----           -----        -----
         Net interest income after provision for
           losses on loans                                                943          905           1,829        1,800

Other income
  Service charges on deposit accounts                                      62           42             123           74
  Loss on equity investment                                               (55)         (60)           (116)         (86)
  Other operating                                                          38           67              90          111
                                                                        -----        -----           -----        -----
         Total other income                                                45           49              97           99

General, administrative and other expense
  Employee compensation and benefits                                      268          296             562          592
  Occupancy and equipment                                                  64           45             122           90
  Federal deposit insurance premiums                                        3            4               7            8
  Data processing                                                          44           38              91           77
  Other operating                                                         134          112             266          215
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                  513          495           1,048          982
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     475          459             878          917
Income tax expense                                                        129          136             231          287
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  346       $  323          $  647       $  630
                                                                        =====        =====           =====        =====

Other comprehensive income (loss), net of tax:
  Unrealized gains (losses) on securities available for sale               13          (48)            150          (62)
                                                                        -----        -----           -----        -----

COMPREHENSIVE INCOME                                                   $  359       $  275          $  797       $  568
                                                                        =====        =====           =====        =====
EARNINGS PER SHARE
  Basic (based on net earnings)                                          $.32         $.29            $.60         $.57
                                                                          ===          ===            ====          ===

  Diluted (based on net earnings)                                        $.32         $.29            $.59         $.57
                                                                          ===          ===             ===          ===

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                                 Six months ended
                                                                                                      June 30,
                                                                                             2001                  2000
Balance at January 1                                                                      $17,013               $16,146

Purchase of shares                                                                             -                   (464)

Issuance of shares under stock option plan                                                    107                    -

Amortization of stock benefit plan                                                             36                    68

Cash dividends of $.24 per share in 2001 and $.22 in 2000                                    (261)                 (238)

Unrealized gains (losses) on securities designated as
  available for sale, net of related tax effects                                              150                   (62)

Net earnings                                                                                  647                   630
                                                                                           ------               ------

Balance at June 30                                                                        $17,692               $16,080
                                                                                           ======                ======


Accumulated other comprehensive income (loss)                                             $   225               $  (390)
                                                                                           ======                ======

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                 (In thousands)

                                                                                             2001                  2000
Cash flows from operating activities:
  Net earnings for the period                                                             $   647               $   630
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                              56                    53
    Amortization of premiums on investments and
      mortgage-backed securities                                                               18                    16
    Amortization expense of stock benefit plan                                                 36                    68
    Provision for losses on loans                                                             171                   141
    Loss on equity investment                                                                 116                    86
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                                     17                   (65)
      Accrued interest receivable on mortgage-backed securities                                 8                     3
      Accrued interest receivable on investments                                                1                   (65)
      Prepaid expenses and other assets                                                       (13)                  (21)
      Accrued interest and other liabilities                                                   99                   (90)
      Federal income taxes
        Current                                                                              (147)                 (153)
        Deferred                                                                               17                    15
                                                                                           ------                ------
         Net cash provided by operating activities                                          1,026                   618

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                          (253)               (3,318)
  Maturities/calls of investment securities                                                 1,875                    -
  Purchase of Federal Home Loan Bank stock                                                     -                   (150)
  Principal repayments on mortgage-backed securities                                          457                   458
  Loan disbursements                                                                      (29,941)              (24,957)
  Investment in real estate partnership                                                       (24)                  (29)
  Principal repayments on loans                                                            23,396                17,516
  Purchases and additions to office premises and equipment                                    (26)                  (30)
  Increase in cash surrender value of life insurance policy                                   (21)                  (21)
                                                                                           ------                ------
         Net cash used in investing activities                                             (4,537)              (10,531)
                                                                                           ------                ------

         Net cash used in operating and investing activities
           (balance carried forward)                                                       (3,511)               (9,913)
                                                                                           ------                ------

                           LOGANSPORT FINANCIAL CORP.

                Consolidated Statements of Cash Flows (continued)
                        For the six months ended June 30,
                                 (In thousands)

                                                                                             2001                  2000
         Net cash used in operating and investing activities
           (balance brought forward)                                                      $(3,511)              $(9,913)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                            902                10,429
  Proceeds from Federal Home Loan Bank advances                                             9,250                15,000
  Repayment of Federal Home Loan Bank advances                                            (10,000)              (13,000)
  Repayment of note payable                                                                   (72)                  (70)
  Purchase of shares                                                                           -                   (464)
  Proceeds from the exercise of stock options                                                 107                    -
  Dividends on common stock                                                                  (261)                 (238)
                                                                                           ------                ------
         Net cash provided by (used in) financing activities                                  (74)               11,657
                                                                                           ------                ------

Net increase (decrease) in cash and cash equivalents                                       (3,585)                1,744

Cash and cash equivalents, beginning of period                                              9,210                 5,146
                                                                                           ------                ------

Cash and cash equivalents, end of period                                                  $ 5,625               $ 6,890
                                                                                           ======                ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                   $ 3,027               $ 2,474
                                                                                           ======                ======

    Income taxes                                                                          $   360               $   426
                                                                                           ======                ======

    Dividends payable at end of period                                                    $   131               $   123
                                                                                           ======                ======

                           Logansport Financial Corp.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        For the six and three month periods ended June 30, 2001 and 2000


NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Logansport Financial Corp.'s (the "Company") financial position as of June 30, 2001, results of operations and cash flows for the three and six month periods ended June 30, 2001 and 2000. The results of operations for the six and three month periods ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.


NOTE B: Principles of Consolidation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank"). All significant intercompany items have been eliminated.


NOTE C: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,085,758 and 1,098,169 for the six month periods ended June 30, 2001 and 2000, respectively and 1,087,982 and 1,083,510 for the three month periods ended June 30, 2001 and 2000, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,101,105 and 1,098,169 for the six months ended June 30, 2001 and 2000, respectively, and 1,106,160 and 1,083,510 for the three months ended June 30, 2001 and 2000, respectively.

Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 15,347 and 18,178 for the six and three month periods, respectively, ended June 30, 2001. Options to purchase 125,915 shares of common stock with a weighted-average exercise price of $10.59 were outstanding at June 30, 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

A cash dividend of $.12 per common share was declared on June 13, 2001, payable on July 10, 2001, to stockholders of record as of June 15, 2001.

NOTE D: Recent Accounting Pronouncements

In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill, financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting units' fair value as the "purchase price." Therefore, goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, but only if the first quarter financial statements have not previously been issued. Calendar year end companies may not adopt early. Until adoption of SFAS No. 142, existing goodwill continues to be amortized and tested for impairment under previously existing standards. SFAS No. 142 is not expected to have a material effect on the Company's financial position or results of operations.

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

Discussion  of Financial  Condition  Changes from  December 31, 2000 to June 30,
2001

The Company reported total assets of $133.5 million at June 30, 2001, compared to $132.6 million at December 31, 2000, an increase of $856,000, or 0.6%. This increase was funded by growth in deposits of $902,000 and undistributed earnings of $386,000. Cash and cash equivalents decreased by approximately $3.6 million from $9.2 million at December 31, 2000, to $5.6 million at June 30, 2001. Investment and mortgage-backed securities totaled $11.6 million at June 30, 2001, a decrease of $1.9 million, or 13.9%, from December 31, 2000, due primarily to maturities and calls of securities. Proceeds from the decline in securities and excess liquidity were generally used to fund new loan originations during the period.

Net loans increased by $6.4 million, or 6.2%, from $102.4 million at December 31, 2000 to $108.8 million at June 30, 2001. Loan originations amounted to $29.9 million for the six months ended June 30, 2001, while principal repayments amounted to $23.4 million. During the six months ended June 30, 2001, loan origination volume exceeded that of the comparable period in 2000 by $5.0 million, or 20.0%. Loan originations during 2001 were comprised primarily of nonresidential and commercial real estate, other commercial property and commercial leases. The commercial and nonresidential loan portfolios totaled $28.6 million at June 30, 2001, compared to $22.5 million at December 31, 2000. The one- to four-family residential loans totaled $62.3 million at December 31, 2000 and $62.6 million at June 30, 2001.

Deposits totaled $80.4 million at June 30, 2001, an increase of $902,000, or 1.1%, in the first six months of 2001. Borrowings consisted of $33.3 million of FHLB advances and a $1.2 million note payable related to an equity investment in low income housing. Proceeds from deposit growth were generally used to repay such borrowings and fund new loan originations during the period.

Shareholders' equity totaled $17.7 million at June 30, 2001 and $17.0 million at December 31, 2000. The payment of dividends decreased equity, while an increase in the unrealized gains on securities available for sale, net earnings and the effects of amortization of the stock benefit plan increased equity.

Results of Operations

Comparison of the Six Months Ended June 30, 2001 and June 30, 2000

Net earnings for the six months ended June 30, 2001 totaled $647,000, compared with $630,000 for the six months ended June 30, 2000, an increase of $17,000, or 2.7%. Net interest income increased by $59,000 and income taxes decreased by $56,000, while general, administrative and other expense increased by $66,000 and the provision for losses on loans increased by $30,000.

The major contributor to the increase in net interest income was the growth in the loan portfolio the past calendar year. Interest income on loans increased by $527,000, or 13.8%, for the six months ended June 30, 2001, compared to the same period in 2000. This increase was due primarily to an $11.0 million, or 11.7%, increase in the average balance of loans outstanding, coupled with an increase in the average yield year to year of 16 basis points. Interest income on investments, mortgage-backed securities and other interest-earning assets totaled $653,000 for the six months ended June 30, 2001, a decrease of $80,000, or 10.9%, from the same period in 2000. The decrease was due primarily to a decrease in the average balance outstanding and a decrease in the average yield year to year. Interest expense on deposits increased by $38,000, or 2.0%. Interest expense on borrowings increased by $350,000, or 50.6%, due primarily to an $8.3 million, or 25.0%, increase in the average balance of borrowings outstanding and an increase in the cost of such borrowings. The interest rate spread amounted to 3.06% and 2.79% at June 30, 2001 and 2000, respectively.

The provision for losses on loans totaled $171,000 for the six months ended June 30, 2001 and $141,000 for the six months ended June 30, 2000. No properties were in real estate owned for the periods ended June 30, 2001 and 2000. Nonperforming loans amounted to $208,000, or 0.19% of loans at June 30, 2001, compared to $336,000, or 0.32% of loans at December 31, 2000. Loan loss reserves amounted to $932,000, or 0.85% of total loans at June 30, 2001, compared to $760,000, or 0.73% of total loans at December 31, 2000. The increase in the provision for losses on loans was primarily attributable to the growth in the loan portfolio and the increasing percentage of commercial loans in the portfolio. There can be no assurance that the Company's allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Total other income amounted to $97,000 for the six months ended June 30, 2001, a $2,000, or 2.0%, decrease from the same period in 2000. Other operating income decreased by $21,000, or 18.9%, as loan service charges and fees decreased by $10,000 and insurance commissions also decreased by $10,000. The pre-tax loss on the equity investment increased by $30,000, or 34.9%, period to period. These decreases were partially offset by an increase in service charges on deposit accounts of $49,000, or 66.2%.

Total general, administrative and other expense increased by $66,000, or 6.7%, for the six-month period ended June 30, 2001, compared to the same period ended June 30, 2000. Employee compensation and benefits decreased by $30,000, or 5.1%, compared to the 2000 six-month period, which contained additional expenses related to the retirement of the Company's president. Data processing fees increased by $14,000, or 18.2%, due to costs associated with loan and deposit growth. Other operating expenses increased by $51,000, or 23.7%, due to pro-rata increases in operating costs related to the Company's overall growth year to year.

Results of Operations

Comparison of the Six Months Ended June 30, 2001 and June 30, 2000 (continued)

The provision for income taxes totaled $231,000 for the six months ended June 30, 2001, a decrease of $56,000, or 19.5%, from the same period in 2000. The decrease was due to a $39,000, or 4.3%, decrease in pre-tax earnings and an increase in tax credits. The Company's effective tax rates for the six-month periods ended June 30, 2001 and 2000, were 26.3% and 31.3%, respectively. The decrease in the effective tax rate was primarily attributable to tax credits available from the Company's investment in a low income housing partnership.

Comparison of the Three Months Ended June 30, 2001 and June 30, 2000

Net earnings for the three months ended June 30, 2001 totaled $346,000, compared with $323,000 for the three months ended June 30, 2000, an increase of $23,000, or 7.1%. Net interest income increased by $53,000, while the provision for losses on loans increased by $15,000, general, administrative and other expense increased by $18,000 and taxes decreased by $7,000.

Interest income on loans increased by $244,000, or 12.5%, for the three months ended June 30, 2001, compared to the same quarter in 2000 due primarily to a $2.0 million, or 3.2%, increase in the average loan portfolio outstanding, coupled with an increase in the average yield year to year. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $300,000 for the three months ended June 30, 2001, an $89,000, or 22.9%, decrease from the 2000 quarter. The decrease was due primarily to a decrease in the average balance outstanding, and a decrease in the average yield year to year. Interest expense on deposits decreased by $53,000, or 5.2%, due primarily to a $4.2 million, or 5.0%, decrease in the average balance outstanding. Interest expense on borrowings increased by $155,000, or 43.3%, due primarily to a $9.9 million, or 41.5%, increase in the average balance of borrowings outstanding year to year.

The provision for losses on loans totaled $85,000 for the three months ended June 30, 2001 and $70,000 for the three months ended June 30, 2000. No properties were in real estate owned for the quarter ended June 30, 2001 or June 30, 2000. The increase in the provision for losses on loans was primarily attributable to the growth in the loan portfolio and the increasing percentage of commercial loans in the portfolio. There can be no assurance that the Company's allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Service charges on deposit accounts increased by $20,000, or 47.6%, and other operating income decreased by $29,000, or 43.3%, for the three month period ended June 30, 2001, compared to the 2000 quarter. However, a decrease in the pre-tax loss on the equity investment of $5,000 resulted in an overall decrease of only $4,000 in the other income category.

Results of Operations

Comparison of the Three Months Ended June 30, 2001 and June 30, 2000 (continued)

Total general, administrative and other expense increased by $18,000, or 3.6%, for the three-month period ended June 30, 2001, compared to the same period ended June 30, 2000. Employee compensation and benefits decreased by $28,000, or 9.5%, compared to the 2000 quarter, primarily due to the completion of a majority of the amortization for the RRP Plan in April of 2001. Data processing fees increased by $6,000, or 15.8%, due to costs associated with loan and deposit growth. Other operating expenses increased by $22,000, or 19.6%, compared to the quarter ended June 30, 2000, due primarily to the Company's overall growth year to year.

The provision for income taxes totaled $129,000 for the three months ended June 30, 2001, a decrease of $7,000, or 5.1%, from the same period in 2000. The decrease was due to an increase in tax credits available, which was partially offset by a $16,000, or 3.5%, increase in pre-tax earnings. The Company's effective tax rates for the three-month periods ended June 30, 2001 and 2000, were 27.2% and 29.6%, respectively. The decrease in the effective tax rate was primarily attributable to tax credits available from the Company's investment in a low income housing partnership.

Capital Resources

Pursuant to Office of Thrift Supervision ("OTS") capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 2001, the Bank's tangible and leverage capital ratios were each 11.6%, and its risk-based capital to risk-weighted assets ratio was 16.3%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of June 30, 2001.

Capital Standard                      Required        Bank's         Excess
----------------                      --------        ------         ------
                                                   (In thousands)
Tangible (1.5%)                         $1,979       $15,296        $13,317
Core (4.0%)                              5,276        15,296         10,020
Risk-based (8.0%)                        7,977        16,228          8,251

Liquidity

The standard measure of liquidity for savings associations is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings accounts and borrowings due within one year. The minimum required ratio is currently set by the OTS at 4%. At June 30, 2001 the Bank's regulatory liquidity ratio was 17.40%.

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

The OTS issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of March 31, 2001, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Change                                  Net Portfolio Value                     NPV as % of PV of Assets
In Rates            $ Amount        $ Change           % Change                NPV Ratio           Change
                     (Dollars in thousands)
+300bp                12,896          -4,575              -26%                     9.77%            -283bp
+200bp                14,810          -2,661              -15%                    11.02%            -158bp
+100bp                16,257          -1,214               -7%                    11.91%             -69bp
     -                17,471                                                      12.60%
- 100bp               17,912             441                3%                    12.75%              15bp
- 200bp               17,812             341                2%                    12.54%              -6bp
- 300bp               17,554              83                0%                    12.20%             -40bp

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                            12.60%
Exposure Measure: Post-Shock NPV Ratio                                   11.02%
Sensitivity Measure: Change in NPV Ratio                                  158bp

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended June 30, 2001, or are as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 4.   Submission of Matter to a Vote of  Security Holders

On April 10, 2001, the Company held its 2001 annual meeting of shareholders. A total of 978,179 shares or 90.28% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

Two directors were nominated by the Company's Board of Directors to serve new three year terms. The nominees, and the voting results are listed below.

                           For              Against           Withheld

Brian Morrill              905,379          72,800            0
Susanne Ridlen             918,829          59,350            0

The other directors continuing in office are Thomas Williams, Charles Evans, David Wihebrink, and William Tincher, Jr.

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


         (b)      Reports on Form 8-K.

         The Registrant filed one report on Form 8-K on April 24, 2001, concerning the Company's stock repurchase program.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                         Logansport Financial Corp.



Date:  August 13, 2001                   By: /s/ David G. Wihebrink
     ----------------------                  ---------------------------------
                                             David G. Wihebrink, President and
                                             Chief Executive Officer


Date:  August 13, 2001                   By: /s/ Dottye Robeson
     ----------------------                  ---------------------------------
                                             Dottye Robeson, Secretary and
                                             Treasurer