Form 10-Q
period 2001-09-30
LOGANSPORT FINANCIAL CORP
filed 2001-11-14
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001 OR

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

                  Yes [X]                   No [  ]

The number of shares of the Registrant's common stock, without par value, as of November 1, 2001 was 1,091,849.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                       Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Statements of Financial
             Condition as of September 30, 2001
             and December 31, 2000                                         3

           Consolidated Statements of Earnings
             for the three and nine months ended September 30,
             2001 and 2000                                                 4

           Consolidated Statements of Shareholders'
             Equity for the three and nine months ended
             September 30, 2001 and 2000                                   5

           Consolidated Statements of Cash Flows
             for the three and nine months ended
             September 30, 2001 and 2000                                   6

           Notes to Consolidated Condensed Financial
             Statements                                                    8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk       14

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               16

Item 6.    Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                 17

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)


                                                                             September 30,        December 31,
         ASSETS                                                                       2001                2000
Cash and due from banks                                                           $    664            $    576
Interest-bearing deposits in other financial institutions                            6,715               8,634
                                                                                   -------             -------
         Cash and cash equivalents                                                   7,379               9,210

Investment securities available for sale - at market                                 6,539               8,322
Mortgage-backed securities available for sale - at market                            4,559               5,165
Loans receivable-net                                                               111,993             102,418
Office premises and equipment - at depreciated cost                                  1,814               1,843
Federal Home Loan Bank stock - at cost                                               1,973               1,973
Investment in real estate partnership                                                1,143               1,284
Accrued interest receivable on loans                                                   541                 548
Accrued interest receivable on mortgage-backed securities                               32                  41
Accrued interest receivable on investments                                              98                 107
Prepaid expenses and other assets                                                       59                  64
Cash surrender value of life insurance                                               1,265               1,234
Prepaid income taxes                                                                    76                  -
Deferred income tax asset                                                              250                 403
                                                                                   -------             -------

         Total assets                                                             $137,721            $132,612
                                                                                   =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 82,875            $ 79,454
Advances from the Federal Home Loan Bank                                            34,750              34,000
Notes payable 1,165                                                                  1,237
Accrued interest payable and other liabilities                                         905                 906
Accrued income taxes                                                                    -                    2
                                                                                   -------             -------
         Total liabilities                                                         119,695             115,599

Shareholders' equity
  Common stock                                                                       5,584               5,515
  Retained earnings-restricted                                                      12,184              11,526
  Less shares acquired by stock benefit plan                                           (65)               (103)
  Accumulated comprehensive income,
       unrealized gains on securities designated
        as available for sale, net of related tax effects                              323                  75
                                                                                   -------             -------
         Total shareholders' equity                                                 18,026              17,013
                                                                                   -------             -------

         Total liabilities and shareholders' equity                               $137,721            $132,612
                                                                                   =======             =======

                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings
                        (In thousands, except share data)

                                                                       Three months ended            Nine months ended
                                                                         September 30,                  September 30,
                                                                     2001             2000            2001         2000
Interest income
  Loans                                                            $2,219           $2,075          $6,565       $5,894
  Mortgage-backed securities                                           70               95             231          289
  Investment securities                                                95              165             323          515
  Interest-bearing deposits and other                                  78              118             342          307
                                                                    -----            -----           -----        -----
         Total interest income                                      2,462            2,453           7,461        7,005

Interest expense
  Deposits                                                            894              984           2,851        2,903
  Borrowings                                                          482              446           1,524        1,138
                                                                    -----            -----           -----        -----
         Total interest expense                                     1,376            1,430           4,375        4,041
                                                                    -----            -----           -----        -----

         Net interest income                                        1,086            1,023           3,086        2,964
Provision for losses on loans                                          86               71             257          212
                                                                   ------            -----           -----        -----
         Net interest income after provision for
           losses on loans                                          1,000              952           2,829        2,752

Other income (loss)
  Service charges on deposit accounts                                  56               43             179          117
  Loss on sale of investment and mortgage-backed securities            -               (16)             -           (16)
  Loss on equity investment                                           (54)             (85)           (170)        (171)
  Other operating                                                      45               50             135          161
                                                                    -----            -----           -----        -----
         Total other income (loss)                                     47               (8)            144           91

General, administrative and other expense
  Employee compensation and benefits                                  261              289             823          881
  Occupancy and equipment                                              56               53             178          143
  Federal deposit insurance premiums                                    4                4              11           12
  Data processing                                                      47               44             138          121
  Other operating                                                     108              100             374          315
                                                                    -----            -----           -----        -----
         Total general, administrative and other expense              476              490           1,524        1,472
                                                                    -----            -----           -----        -----

         Earnings before income taxes                                 571              454           1,449        1,371
Income tax expense                                                    167              124             398          411
                                                                    -----            -----           -----        -----

         NET EARNINGS                                              $  404           $  330          $1,051       $  960
                                                                    =====            =====           =====        =====
Other comprehensive income, net of tax:
  Unrealized gains on securities, net of tax                       $   98           $  185          $  248       $  123
  Reclassification adjustment for realized gains included in
    earnings, net of tax of $5                                         -               (11)             -           (11)
                                                                    -----            -----           -----        -----
COMPREHENSIVE INCOME                                               $  502           $  504          $1,299       $1,072
                                                                    =====            =====           =====        =====
EARNINGS PER SHARE
  Basic (based on net earnings)                                      $.37             $.30            $.97         $.88
                                                                      ===              ===             ===          ===
  Diluted (based on net earnings)                                    $.36             $.30            $.95         $.88
                                                                      ===              ===             ===          ===

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                                 Nine months ended
                                                                                                  September 30,
                                                                                             2001                  2000
Balance at January 1                                                                      $17,013               $16,146

Issuance of shares under stock option plan                                                    141                    -

Amortization of stock benefit plan                                                             38                   102

Purchase of shares                                                                            (72)                 (464)

Cash dividends of $.36 in 2001 and $.33 in 2000                                              (393)                 (357)

Unrealized gains on securities designated as                                                  248                   112
available for sale, net of related tax effects

Net earnings                                                                                1,051                   960
                                                                                           ------                ------

Balance at September 30                                                                   $18,026               $16,499
                                                                                           ======                ======

Accumulated other comprehensive income (loss)                                             $   323               $  (216)
                                                                                           ======                =======

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                  Nine months ended
                                                                                                   September 30,
                                                                                             2001                  2000
Cash flows from operating activities:
  Net earnings for the period                                                             $ 1,051               $   960
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                              78                    80
    Amortization of premiums on investments and
      mortgage-backed securities                                                               28                    21
    Amortization expense of stock benefit plan                                                 38                   102
    Loss on sale of investments and mortgage-backed securities                                 -                     16
    Provision for losses on loans                                                             257                   212
    Loss on equity investment                                                                 170                   171
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                                      7                  (127)
      Accrued interest receivable on mortgage-backed securities                                 9                     4
      Accrued interest receivable on investments                                                9                   (51)
      Prepaid expenses and other assets                                                         5                   (15)
      Accrued interest and other liabilities                                                   (1)                 (300)
      Federal income taxes
        Current                                                                               (78)                 (138)
        Deferred                                                                               25                    25
                                                                                           ------                ------
         Net cash provided by operating activities                                          1,598                   960

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities designated as available for sale                 -                  1,914
  Purchase of investment securities                                                          (253)               (3,970)
  Maturities/calls of investment securities                                                 2,275                   800
  Purchase of Federal Home Loan Bank stock                                                     -                   (500)
  Principal repayments on mortgage-backed securities                                          715                   651
  Loan disbursements                                                                      (43,693)              (39,009)
  Investment in real estate partnership                                                       (29)                  (36)
  Principal repayments on loans                                                            33,861                28,849
  Purchases and additions to office premises and equipment                                    (49)                  (38)
  Increase in cash surrender value of life insurance policy                                   (31)                  (32)
                                                                                           ------                ------
         Net cash used in investing activities                                             (7,204)              (11,371)
                                                                                           ------                ------

         Net cash used in operating and investing activities
           (balance carried forward)                                                       (5,606)              (10,411)
                                                                                           ------                ------

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                                                                                  Nine months ended
                                                                                                     September 30,
                                                                                             2001                  2000
         Net cash used in operating and investing activities
           (balance brought forward)                                                      $(5,606)             $(10,411)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                          3,421                 1,043
  Proceeds from Federal Home Loan Bank advances                                            10,750                24,000
  Repayment of Federal Home Loan Bank advances                                            (10,000)              (14,000)
  Repayment of note payable                                                                   (72)                  (70)
  Proceeds from the exercise of stock options                                                 141                    -
  Purchase of shares                                                                          (72)                 (464)
  Dividends on common stock                                                                  (393)                 (357)
                                                                                           ------               -------
         Net cash provided by financing activities                                          3,775                10,152
                                                                                           ------               -------

Net decrease in cash and cash equivalents                                                  (1,831)                 (259)

Cash and cash equivalents, beginning of period                                              9,210                 5,146
                                                                                           ------               -------

Cash and cash equivalents, end of period                                                  $ 7,379              $  4,887
                                                                                           ======               =======


Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest on deposits and borrowings                                                   $ 4,405              $  4,021
                                                                                           ======               =======

    Income taxes                                                                          $   450              $    526
                                                                                           ======               =======

  Dividends payable at end of period                                                      $   132              $    119
                                                                                           ======               =======

                           Logansport Financial Corp.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     For the nine and three month periods ended September 30, 2001 and 2000


NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Logansport Financial Corp.'s (the "Company") financial position as of September 30, 2001, results of operations and cash flows for the three and nine month periods ended September 30, 2001 and 2000. The results of operations for the nine and three month periods ended September 30, 2001 are not necessarily indicative of the results which may be expected for the entire year.


NOTE B: Principles of Consolidation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank"). All significant intercompany items have been eliminated.


NOTE C: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Weighted-average common shares outstanding totaled 1,089,000 and 1,093,247 for the nine month periods ended September 30, 2001 and 2000, respectively, and 1,095,378 and 1,083,510 for the three month periods ended September 30, 2001 and 2000, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Company's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,106,952 and 1,093,247 for the nine months ended September 30, 2001 and 2000, respectively, and 1,118,855 and 1,087,538 for the three months ended September 30, 2001 and 2000, respectively.

Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 17,952 for the nine month period ended September 30, 2001, and 23,477 and 4,028 for the three month periods ended September 30, 2001 and 2000, respectively. Options to purchase 125,915 shares of common stock with a weighted-average exercise price of $10.59 were outstanding at September 30, 2000, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

A cash dividend of $.12 per common share was declared on March 1, 2001, payable on October 10, 2001, to stockholders of record as of September 14, 2001.

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

Discussion of Financial Condition Changes from December 31, 2000 to September 30, 2001

The Company reported total assets of $137.7 million at September 30, 2001, compared to $132.6 million at December 31, 2000, an increase of $5.1 million, or 3.9%. This increase was funded primarily by growth in deposits of $3.4 million, an increase in advances from the Federal Home Loan Bank ("FHLB") of $750,000 and undistributed earnings of $658,000. Cash and cash equivalents decreased by approximately $1.8 million from $9.2 million at December 31, 2000, to $7.4 million at September 30, 2001. Investment and mortgage-backed securities totaled $11.1 million at September 30, 2001, a decrease of $2.4 million, or 17.7%, from December 31, 2000, due primarily to maturities and calls of securities. Proceeds from the decline in securities and excess liquidity were generally used to fund new loan originations during the period.

Net loans increased by $9.6 million, or 9.3%, from $102.4 million at December 31, 2000 to $112.0 million at September 30, 2001. Loan originations amounted to $43.7 million for the nine months ended September 30, 2001, while principal repayments amounted to $33.9 million. During the nine months ended September 30, 2001, loan origination volume exceeded that of the comparable period in 2000 by $4.7 million, or 12.0%. Loan originations during 2001 were comprised primarily of loans secured by nonresidential and commercial real estate, other commercial property and commercial leases. The commercial and nonresidential loan portfolios totaled $30.3 million at September 30, 2001, compared to $22.5 million at December 31, 2000. The one- to four-family residential loans totaled $62.3 million at December 31, 2000 and $64.5 million at September 30, 2001.

Deposits totaled $82.9 million at September 30, 2001, an increase of $3.4 million, or 4.3%, in the first nine months of 2001. Borrowings consisted of $34.8 million of FHLB advances and a $1.2 million note payable related to an equity investment in low income housing. Proceeds from deposit growth were generally used to fund new loan originations during the period.

Shareholders' equity totaled $18.0 million at September 30, 2001 and $17.0 million at December 31, 2000. The payment of dividends decreased equity, while an increase in the unrealized gains on securities available for sale, net earnings, proceeds from exercise of stock options and the effects of amortization of the stock benefit plan increased equity.

Results of Operations

Comparison of the Nine Months Ended September 30, 2001 and September 30, 2000

Net earnings for the nine months ended September 30, 2001 totaled $1,051,000, compared with $960,000 for the nine months ended September 30, 2000, an increase of $91,000, or 9.5%. Net interest income increased by $122,000, other income increased by $53,000 and income taxes decreased by $13,000, while general, administrative and other expense increased by $52,000 and the provision for losses on loans increased by $45,000.

The major contributor to the increase in net interest income was the growth in the loan portfolio the past calendar year. Interest income on loans increased by $671,000, or 11.4%, for the nine months ended September 30, 2001, compared to the same period in 2000. This increase was due primarily to an $11.6 million, or 11.4%, increase in the average balance of loans outstanding, which was partially offset by a decrease in the average yield year to year of 50 basis points. Interest income on investments, mortgage-backed securities and other interest-earning assets totaled $896,000 for the nine months ended September 30, 2001, a decrease of $215,000, or 19.4%, from the same period in 2000. The decrease was due primarily to a decrease in the average balance outstanding and a decrease in the average yield year to year. Interest expense on deposits decreased by $52,000, or 1.8%. Interest expense on borrowings increased by $386,000, or 33.9%, due primarily to an increase in the average balance of borrowings outstanding year to year, however, the average cost of such borrowings has declined by 68 basis points year to year. The interest rate spread amounted to 3.19% and 2.89% at September 30, 2001 and 2000, respectively.

The provision for losses on loans totaled $257,000 for the nine months ended September 30, 2001 and $212,000 for the nine months ended September 30, 2000. No properties were in real estate owned for the periods ended September 30, 2001 and 2000. Nonperforming loans amounted to $1.9 million, or 1.65% of total loans at September 30, 2001, compared to $336,000, or .32% of total loans at December 31, 2000. At September 30, 2001, nonperforming loans were comprised of commercial loans totaling $868,000, loans secured by one- to four-family and nonresidential real estate of $286,000 and $623,000, respectively, and consumer and other loans totaling $83,000. Loan loss reserves amounted to $1.0 million or
 .90% of total loans at September 30, 2001, compared to $760,000, or .73% of total loans at December 31, 2000. The increase in the provision for losses on loans was primarily attributable to the growth in the loan portfolio, the increasing percentage of commercial loans in the portfolio and the increase in the level of nonperforming loans. Although management believes that its allowance for loan losses at September 30, 2001, was adequate based upon the available facts and circumstances, there can be no assurance that the Company's allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Total other income amounted to $144,000 for the nine months ended September 30, 2001, a $53,000, or 58.2%, increase over the same period in 2000. The increase was due primarily to an increase in service charges on deposit accounts of $62,000, or 53.0%, which was partially offset by a decrease in other operating income of $26,000, or 16.1%, as loan service charges and fees decreased by $14,000 and insurance commissions decreased by $7,000.

Total general, administrative and other expense increased by $52,000, or 3.5%, for the nine-month period ended September 30, 2001, compared to the same period ended September 30, 2000. Employee compensation and benefits decreased by $58,000, or 6.6%, compared to the 2000 nine-month period, primarily due to the completion of a majority of the amortization for the RRP Plan in April of 2001. Data processing fees increased by $17,000, or 14.0%, due to costs associated with loan and deposit growth. Other operating expenses increased by $59,000, or 18.7%, due to pro-rata increases in operating costs related to the Company's overall growth year to year.

Results of Operations

Comparison of the Nine Months Ended September 30, 2001 and September 30, 2000 (continued)

The provision for income taxes totaled $398,000 for the nine months ended September 30, 2001, a decrease of $13,000, or 3.2%, from the same period in 2000. The decrease was due to an increase in tax credits. The Company's effective tax rates for the nine-month periods ended September 30, 2001 and 2000, were 27.5% and 30.0%, respectively. The decrease in the effective tax rate was primarily attributable to tax credits available from the Company's investment in a low income housing partnership.

Comparison of the Three Months Ended September 30, 2001 and September 30, 2000

Net earnings for the three months ended September 30, 2001 totaled $404,000, compared with $330,000 for the three months ended September 30, 2000, an increase of $74,000, or 22.4%. Net interest income increased by $63,000, other income increased by $55,000 and general, administrative and other expense decreased by $14,000, while the provision for losses on loans increased by $15,000 and income taxes increased by $43,000.

Interest income on loans increased by $144,000, or 6.9%, for the three months ended September 30, 2001, compared to the same quarter in 2000, due primarily to an increase in the balance of loans outstanding year to year. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $243,000 for the three months ended September 30, 2001, a $135,000, or 35.7%, decrease from the 2000 quarter. The decrease was due primarily to a decrease in the average balance outstanding and a decrease in the average yield year to year. Interest expense on deposits decreased by $90,000, or 9.1%, as the average costs of deposits decreased by 76 basis points, from 4.88% at September 30, 2000 to 4.12% at September 30, 2001. Interest expense on borrowings increased by $36,000, or 8.1%, due primarily to a $10.3 million, or 43.5%, increase in the average balance of borrowings outstanding year to year.

The provision for losses on loans totaled $86,000 for the three months ended September 30, 2001 and $71,000 for the three months ended September 30, 2000. No properties were in real estate owned for the quarter ended September 30, 2001 or September 30, 2000. The increase in the provision for losses on loans was primarily attributable to the growth in the loan portfolio, the increasing percentage of commercial loans in the portfolio and the increase in the level of nonperforming loans year to year. There can be no assurance that the Company's allowance for loan losses will be adequate to cover losses on nonperforming assets in the future.

Service charges on deposit accounts increased by $13,000, or 30.2%, and other operating income decreased by $5,000, or 10.0%, for the three month period ended September 30, 2001, compared to the 2000 quarter. However, a decrease in the pre-tax loss on the equity investment of $31,000 resulted in an overall increase of $55,000 in the other income category.

Results of Operations

Comparison of the Three Months Ended September 30, 2001 and September 30, 2000 (continued)

Total general, administrative and other expense decreased by $14,000, or 2.9%, for the three-month period ended September 30, 2001, compared to the same period ended September 30, 2000. Employee compensation and benefits decreased by $28,000, or 9.7%, compared to the 2000 quarter, primarily due to the completion of a majority of the amortization for the RRP Plan in April of 2001. Data processing fees increased by $3,000, or 6.8%, due to costs associated with loan and deposit growth. Other operating expenses increased by $8,000 or 8.0%, compared to the quarter ended September 30, 2000, due primarily to the Company's overall growth year to year.

The provision for income taxes totaled $167,000 for the three months ended September 30, 2001, an increase of $43,000, or 34.7%, over the same period in 2000. The increase was due to a $117,000, or 25.8%, increase in pre-tax earnings. The Company's effective tax rates for the three-month periods ended September 30, 2001 and 2000, were 29.2% and 27.3%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.

Capital Resources

Pursuant to Office of Thrift Supervision ("OTS") capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 2001, the Bank's tangible and leverage capital ratios were each 11.5%, and its risk-based capital to risk-weighted assets ratio was 16.6%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of September 30, 2001.

Capital Standard           Required              Bank's                 Excess
----------------           --------              ------                 ------
                                              (In thousands)
Tangible (1.5%)              $2,043             $15,703                $13,660
Core (4.0%)                   5,448              15,703                 10,255
Risk-based (8.0%)             8,070              16,716                  8,646

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

The OTS issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of June 30, 2001, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Change                        Net Portfolio Value                                 NPV as % of PV of Assets
In Rates            $ Amount        $ Change           % Change                   NPV Ratio         Change
                     (Dollars in thousands)
+300bp               $12,658         $-5,239              -29%                     9.85%            -332bp
+200bp                14,822          -3,075              -17%                    11.31%            -186bp
+100bp                16,531          -1,366               -8%                    12.39%             -78bp
     -                17,897                                                      13.17%
- 100bp               18,666             769                4%                    13.53%              36bp
- 200bp               18,718             821                5%                    13.39%              22bp
- 300bp               18,437             540                3%                    13.02%             -15bp

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                       13.17%
Exposure Measure: Post-Shock NPV Ratio                              11.31%
Sensitivity Measure: Change in NPV Ratio                               186

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended September 30, 2001, or are as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.



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


         (b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                          Logansport Financial Corp.



Date:     November 12, 2001               By: /s/ David G. Wihebrink
     --------------------------               ---------------------------------
                                              David G. Wihebrink, President and
                                              Chief Executive Officer


Date:     November 12, 2001               By: /s/ Dottye Robeson
     --------------------------               ---------------------------------
                                              Dottye Robeson, Secretary and
                                              Treasurer