Form 10-K405
period 2001-12-31
LOGANSPORT FINANCIAL CORP
filed 2002-04-01
CIK 939928

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 0-25910



                           LOGANSPORT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


             INDIANA                                        35-1945736
  ------------------------------               ---------------------------------
   (State or other Jurisdiction                 (I.R.S. Employer Identification
 of Incorporation or Organization)                            Number)

  723 East Broadway, Logansport, Indiana                        46947
-----------------------------------------------      -------------------------
   (Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number including area code:

                                 (574) 722-3855

Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, without par value
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.       YES  X         NO
                                            ------        ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.       [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of March 1, 2002, was $15,311,197.20.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 1, 2002, was 999,845 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated into Part II. Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 30 Pages

                           LOGANSPORT FINANCIAL CORP.
                                    Form 10-K
                                      INDEX

                                                                           Page
Forward Looking Statements..........................................         1


PART I

Item  1.   Business ................................................         1
Item  2.   Properties ..............................................        25
Item  3.   Legal Proceedings. ......................................        26
Item  4.   Submission of Matters to a Vote of Security Holders .....        26
Item  4.5.        Executive Officers of Registrant .................        26


PART II

Item  5.   Market for Registrant's Common Equity and Related
                  Stockholder Matters ..............................        26
Item  6.   Selected Financial Data .................................        28
Item  7.   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations ........................        28
Item 7A.   Quantitative and Qualitative Disclosures About
                  Market Risk.......................................        28
Item  8.   Financial Statements and Supplementary Data .............        28
Item  9.   Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure .........................        28


PART III

Item 10.   Directors and Executive Officers of Registrant ..........        28
Item 11.   Executive Compensation ..................................        28
Item 12.   Security Ownership of Certain Beneficial Owners and
                  Management .......................................        28
Item 13.   Certain Relationships and Related Transactions ..........        28


PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K .........................................        29

Signatures .........................................................        30

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


                                     PART I

Item 1.      Business.

General

     Logansport Financial Corp. (the "Holding Company" and, together with the Bank (as defined below), the "Company") is an Indiana corporation organized in February 1995, to become a unitary savings and loan holding company. The Holding Company became a unitary savings and loan holding company upon the conversion of Logansport Savings Bank, FSB (the "Bank") from a federal mutual savings bank to a federal stock savings bank on June 13, 1995. The principal asset of the Holding Company consists of 100% of the issued and outstanding shares of common stock, $.01 par value per share, of the Bank. The Bank began operations in Logansport, Indiana, under the name Logansport Building and Loan Association in 1925. In 1962, the Bank changed its name to Logansport Savings and Loan Association, and in 1992, the Bank converted to a federally chartered savings bank known as Logansport Savings Bank, FSB. The Bank serves the needs of primarily residents of Cass County, Indiana.

     The Bank is the oldest financial institution headquartered in Logansport, Indiana. Management believes the Bank has developed a solid reputation among its loyal customer base because of its commitment to personal service and its strong support of the local community. The Bank offers a number of consumer and commercial financial services. These services include: (i) residential real estate loans; (ii) home equity loans; (iii) home improvement loans; (iv) construction loans; (v) commercial real estate loans and other commercial loans, including operating lines of credit secured by receivables and inventory and term financing for equipment purchases, and agricultural loans; (vi) commercial leases, including equipment leases; (vii) multi-family loans; (viii) consumer loans; (ix) NOW accounts; (x) passbook savings accounts; (xi) certificates of deposit; (xii) consumer and commercial demand deposit accounts; and (xiii) individual retirement accounts. The Holding Company and the Bank conduct business out of their main office located in Logansport, Indiana. The Bank is and historically has been a significant real estate mortgage lender in Cass County, Indiana.

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 56.3% of the Company's total loan portfolio at December 31, 2001. The Bank also offers multi-family mortgage loans, commercial real estate loans, construction loans, commercial loans and leases and consumer loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 1.6% and 16.2%, respectively, of the Company's total loan portfolio at December 31, 2001. Commercial loans constituted 8.4% and commercial leases 3.5% of the total loan portfolio at December 31, 2001. Residential real estate construction loans constituted approximately 2.0% of the Company's total loan portfolio at December 31, 2001. Installment, share, home equity, and home improvement loans constituted approximately 5.7%, .1%, 1.1%, and 5.1%, respectively, of the Company's total loan portfolio at December 31, 2001.




Lending Activities

     Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                            At December 31,
                                   -----------------------------------------------------------------------------------------------
                                        2001                2000                  1999              1998                1997
                                   ----------------  ------------------     ----------------    ---------------    ---------------
                                           Percent             Percent              Percent            Percent             Percent
                                   Amount  of Total  Amount    of Total     Amount  of Total    Amount of Total    Amount of Total
                                   ------  --------  ------    --------     ------  --------    ------ --------    ---------------

                                                       (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
  Residential .................   $ 63,863    56.25%  $ 62,277    59.73%   $57,889    62.23%   $52,205    69.35%  $46,419    72.48%
  Commercial real estate ......     18,435    16.24     13,230    12.69     11,825    12.71      3,492     4.64     3,072     4.80
  Multi-family ................      1,816     1.60      2,050     1.96      2,111     2.27      1,584     2.10     1,844     2.88
Construction:
  Residential .................      2,278     2.01      2,814     2.70      2,575     2.77      1,742     2.31     1,333     2.08
  Commercial real estate ......         --       --         --       --         --       --      1,400     1.86        --       --
  Multi-family ................         --       --         --       --         --       --        350      .47        --       --
Commercial loans ..............      9,586     8.44      7,088     6.80      4,102      4.41     1,486     1.97        --       --
Commercial leases .............      3,914     3.45      2,228     2.14      1,609      1.73        --       --        --       --
Consumer loans:
  Installment(2) ..............      6,473     5.70      7,045     6.75      6,107      6.56     6,021     8.00     5,409     8.44
  Share .......................        144      .13        290      .28        289       .31       314      .42       313      .49
  Home equity .................      1,199     1.06      1,164     1.12        974      1.05     1,090     1.45       685     1.07
  Home improvement ............      5,819     5.12      6,076     5.83      5,544      5.96     5,589     7.43     4,972     7.76
                                  --------  -------   --------   ------    -------    ------   -------   ------   -------   ------
   Gross loans receivable .....   $113,527   100.00%  $104,262   100.00%   $93,025    100.00%  $75,273   100.00%  $64,047   100.00%
                                  ========  =======   ========  =======    =======    ======   =======   ======   =======   ======


TYPE OF SECURITY
  Residential (1) ................$ 74,097    65.27%  $ 73,056    70.07%   $66,150     71.11% $ 61,291    81.42%  $53,409    83.39%
  Commercial real estate .........  18,725    16.49     13,606    13.05     12,334     13.26     4,108     5.46     3,212     5.02
  Multi-family ...................   1,816     1.60      2,050     1.96      2,088      2.25     1,934     2.57     1,844     2.88
  Deposits .......................     144      .13        290      .28        289       .31       314      .42       313      .49
  Auto ...........................   2,857     2.52      3,223     3.09      2,477      2.66     2,210     2.94     2,148     3.35
  Consumer residential (2) .......   2,388     2.10      2,722     2.61      1,599      1.72     1,918     2.55     1,617     2.52
  Other security .................  13,500    11.89      9,315     8.94      8,088      8.69     3,498     4.64     1,504     2.35
                                  --------  -------   --------   ------    -------    ------   -------   ------   -------   ------
   Gross loans receivable ........ 113,527   100.00%   104,262   100.00%    93,025    100.00%   75,273   100.00%   64,047   100.00%
Deduct:
Allowance for loan losses  .......   1,132     1.00        760      .73        440       .47       285      .38       245      .38
Loans in process .................     699      .61      1,084     1.04      1,685      1.81     1,915     2.54       167      .26
                                  --------  -------   --------   ------    -------    ------   -------   ------   -------   ------
   Net loans receivable ........  $111,696    98.39%  $102,418    98.23%   $90,900     97.72%  $73,073    97.08%  $63,635    99.36%
                                  ========  =======   ========  =======    =======    ======   =======   ======   =======   ======
Mortgage Loans:
  Adjustable-rate ................  52,365    60.61%  $ 51,664    64.28%   $48,119     64.68% $ 45,552    74.95% $ 42,984    81.61%
  Fixed-rate .....................  34,027    39.39     28,707    35.72     26,281     35.32    15,221    25.05     9,684    18.39
                                  --------   ------   --------   ------    -------    ------  --------   ------  --------   ------
    Total ........................$ 86,392   100.00%  $ 80,371   100.00%   $74,400    100.00% $ 60,773   100.00% $ 52,668   100.00%
                                  ========   ======   ========   ======    =======    ======  ========   ======  ========   ======

------------------------
(1)  Includes home equity, residential construction and home improvement loans.
(2)  Includes "one-pay" notes due in less than one year.

     The following table sets forth certain information at December 31, 2001, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                     Balance due during years ending December 31,
                                              --------------------------------------------------------
                               Outstanding                            2005     2007    2012    2017
                              at December 31,                          to       to       to     and
                                   2001       2002    2003    2004    2006     2011    2016  following
                              --------------  ----    ----    ----    ----     ----    ----  ---------
                                                                  (In thousands)
Mortgage loans:
  Residential...................$  66,141   $   929  $   98  $  258  $  820  $ 6,899  $14,313  $42,824
  Multi-family..................    1,816        --     181     435      --    1,200       --       --
  Commercial real estate........   18,435       326      --     167     690    4,702    6,519    6,031
Commercial loans................    9,586     6,596     145     163   1,339      648      695       --
Commercial leases...............    3,914     1,196   1,123   1,074     427       94       --       --
Consumer loans:
  Home improvement..............    5,819        34     162     237   1,003    2,033    2,008      342
  Home equity...................    1,199        --      --      --      --       --    1,199       --
  Installment...................    6,473     2,393     532     842   1,891      624      191       --
  Share.........................      144       144      --      --      --       --       --       --
                                ---------   -------  ------  ------  ------  -------  -------  -------
    Total.......................$ 113,527   $11,618  $2,241  $3,176  $6,170  $16,200  $24,925  $49,197
                                =========   =======  ======  ======  ======  =======  =======  =======

     The following table sets forth, as of December 31, 2001, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                        Due After December 31, 2002
                               -------------------------------------------
                               Fixed Rates    Variable Rates       Total
                               -----------    --------------     ---------
                                              (In thousands)
Mortgage loans:
  Residential ...............    $ 24,675        $ 40,537        $ 65,212
  Multi-family ..............         181           1,635           1,816
  Commercial real estate ....       6,425          11,684          18,109
Commercial loans ............       2,328             662           2,990
Commercial leases ...........       2,718              --           2,718

Consumer loans:
  Home improvement ..........       5,785              --           5,785
  Home equity ...............        --             1,199           1,199
  Installment ...............       4,080              --           4,080
                                 --------        --------        --------
    Total ...................    $ 46,192        $ 55,717        $101,909
                                 ========        ========        ========

     Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $63.9 million, or 56.3% of the Company's portfolio of loans at December 31, 2001, consisted of one- to four-family residential mortgage loans, of which approximately 60.6% had adjustable rates.

     The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yields adjusted to a constant maturity. These ARMs have a current margin above such index of 2.75%, or 3.00% for loans in which interest is amortized and payments are due bi-weekly. Interest rates cannot adjust lower than the rate at the time of origination. Many of the residential ARMs in the Company's portfolio at December 31, 2001, provided for a maximum rate adjustment per year of 1%, although the Bank began originating residential ARMs which provide for a maximum rate adjustment of 2% per year in 1995. The Bank's residential ARMs provide for a maximum rate adjustment of 5% over the life of the loan. These ARMs generally bear terms of between 15 and 30 years.

     The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period that generally does not exceed 15 years. At December 31, 2001, 39.4% of the Company's residential mortgage loans had fixed rates of interest.

     The Bank generally does not originate residential mortgage loans if the ratio of the loan amount to the lesser of current cost or appraised value of the property (i.e., the "loan-to-value ratio") exceeds 90% on ARMs or 80% on fixed-rate loans. However, in certain circumstances the Bank may originate loans exceeding the above loan-to-value ratios. Beginning in 2002, if the loan-to-value ratio on a residential single-family mortgage loan exceeds 95%, the Bank will require private mortgage insurance.

     Substantially all of the residential mortgage loans that the Bank originates include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     Historically, the Bank's residential mortgage loans have not been originated on terms and conditions and using documentation that conform to the standard underwriting criteria required to sell such loans on the secondary market. However, the Bank is in the process of conforming its origination process to meet Freddie Mac requirements. The Bank generally retains its loans in its portfolio and does not anticipate the need to sell its non-conforming loans. See "-- Origination, Purchase and Sale of Loans."

     At December 31, 2001, residential loans amounting to $391,000, or .34% of total loans, were included in non-performing assets. See "Non-Performing and Problem Assets."

     Commercial Real Estate Loans. At December 31, 2001, $18.4 million, or 16.2% of the Company's total loan portfolio, consisted of commercial real estate loans. Of these loans, $500,000 constituted participations in loans secured by commercial real estate which were purchased from other financial institutions in 2001. The commercial real estate loans included in the Company's portfolio are primarily secured by non-residential real estate such as small office buildings, nursing homes, churches, light manufacturing facilities, retail and service outlets, warehouses, professional buildings and farm real estate. The Bank currently originates commercial real estate loans as adjustable-rate loans indexed to the one-year U.S. Treasury or the prime interest rate with various margins, or as fixed rate loans. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. No single commercial real estate loan at December 31, 2001, exceeded $2,000,000. One commercial real estate loan was included in non-performing assets at December 31, 2001, amounting to $623,000.

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

     Multi-Family Loans. Approximately $1.8 million, or 1.6% of the Company's portfolio of loans at December 31, 2001, consisted of multi-family loans. These loans are generally purchased participations and secured by apartment complexes and other multi-family residential properties. At December 31, 2001, no multi-family loan was included in non-performing assets.

     Construction Loans. The Bank offers construction loans with respect to owner-occupied residential real estate and, in limited cases, to builders or developers constructing such properties on a speculative investment basis (i.e., before the builder/developer obtains a commitment from a buyer). The Bank may also purchase participations.

     At December 31, 2001, $2.3 million, or 2.0%, of the Company's total loan portfolio consisted of construction loans. All construction loans at December 31, 2001, were one- to four-family residential loans. The largest construction loan at December 31, 2001, was approximately $192,000. No construction loans were included in non-performing assets on that date.

     Construction loans originated by the Bank are written such that interest only is payable during the construction phase, which is typically limited to nine months, and following the construction phase, a permanent loan is made. Inspections are made prior to any disbursement under a construction loan.

     Commercial Loans. At December 31, 2001, $9.6 million, or 8.4% of the Company's total loan portfolio consisted of commercial loans provided to finance receivables, inventory or equipment. These loans were originated by the Bank and provided to existing businesses located in Cass County and its contiguous counties. Loans are underwritten on a case-by-case basis with emphasis placed on cash flow analysis and the borrower's debt service capacity. The majority of the loans are written on a variable rate using the Bank's prime rate as the primary index rate. The weighted average maturity of the variable rate portion of the portfolio was 20 months and the weighted average maturity of the fixed rate portion of the portfolio was 55 months at December 31, 2001. One commercial loan was included in non-performing assets at December 31, 2001, amounting to $979,000.

     Commercial Leases. At December 31, 2001, $3.9 million, or 3.5% of the Company's total loan portfolio consisted of commercial leases provided to finance equipment. The Bank's lease portfolio consists of a joint marketing effort between the Bank and SCI Leasing Group, a Carmel, Indiana based concern, with all credit decisions made solely by the Bank and following the same underwriting standards as are applied to traditional commercial loan requests. Commercial leases are a fixed rate financing tool with the weighted average maturity of the Bank's lease portfolio at 52 months as of December 31, 2001.

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

     The Company's consumer loans, consisting primarily of installment, share, home improvement, and home equity loans, aggregated $13.6 million as of December 31, 2001, or 12.0% of the Company's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the Bank's consumer loans originated by the Bank, except home equity loans, are fixed-rate loans, and substantially all are secured loans.

     Installment loans, totaling $6.5 million, or 5.7% of total loans at December 31, 2001, are fixed-rate loans generally secured by collateral, including automobiles, and are made for maximum terms of up to ten years (depending on the collateral). The Bank's installment loans also include "one-pay" notes, some of which are secured by residential real estate and all of which amortize at rates similar to those for home improvement loans and have maximum terms of 6 months to one year.

     Share loans, totaling $144,000, or .1% of total loans at December 31, 2001, are made up to 80% of the original account balance and accrue at a rate of 2-3% over the underlying certificate of deposit rate. Interest on share loans is paid quarterly. Home improvement loans totaled $5.8 million, or 5.1% of the Company's total loan portfolio at December 31, 2001, and are close-ended fixed-rate loans made for maximum terms up to 15 years. The Bank's home improvement loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any.

     The Bank also offers open-ended lines of credit secured by a lien on the equity in the borrower's home in amounts up to 90% of the appraised value of the real estate (taking into account any other mortgages on the property). The Bank's home equity loans are adjustable-rate loans with interest rates equal to the national prime rate plus 0.5% and payments equal to the greater of 2% of the outstanding loan balance or $50. The Bank's home equity loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any, and generally have a maximum term of 15 years. At December 31, 2001, the Bank had approved $2.2 million of home equity loans, of which $1.2 million were outstanding.

     As a general rule, consumer loans involve a higher level of risk than one- to four-family residential mortgage loans because consumer loans are generally made based upon the borrower's ability to repay the loan, which is subject to change, rather than the value of the underlying collateral, if any. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate and credit risks. As of December 31, 2001, consumer loans totaling $20,000 were included in non-performing assets, which indicates the Bank's success in managing consumer loan risk.

     Letters of Credit Securing Tax-Exempt Bonds. The Bank currently maintains four letters of credit, each in the amount of $253,000, to secure payments required under tax-exempt bonds issued to raise funds for low-income housing projects in Franklin, Kokomo and Michigan City, Indiana and Hamilton, Ohio. The issuer of the tax-exempt bonds is permitted to draw against these letters of credit only in the event it defaults in making payments required under the bonds, and any such draws made against the letters of credit would be secured by a mortgage on the subject housing project. The Bank also has two letters of credit totaling $1.5 million associated with the equity investment owned by the Bank; these also secure payments required for tax-exempt bonds. No draws against any letters of credit had been made as of December 31, 2001. In addition to the above, the Bank held $185,000 in standby letters of credit for one commercial loan customer.

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

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $2.6 million at December 31, 2001. The Company's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

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

     The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                         Year Ended December 31,
                                                     --------------------------------
                                                       2001        2000       1999
                                                     ---------- ---------- ----------
                                                              (In thousands)
Gross loans receivable at beginning of period ....   $104,262   $ 93,025   $ 75,273
Originations:
  Mortgage loans:
    Residential ..................................     18,243     17,598     17,229
    Commercial real estate and lines of credit and
      multi-family ...............................     36,011     25,586     19,368
                                                     --------   --------   --------
    Total mortgage loans and commercial loans ....     54,254     43,184     36,597
  Consumer loans:
    Installment ..................................      4,342      5,692      5,597
    Share ........................................         --        146        169
    Home improvement .............................      2,260      2,447      1,944
    Home equity ..................................        226        224        103
                                                     --------   --------   --------
      Total consumer loans .......................      6,828      8,509      7,813
                                                     --------   --------   --------
        Total originations .......................     61,082     51,693     44,410
  Purchases:
  Commercial real estate and multi-family ........        499         --        981
                                                     --------   --------   --------
        Total purchases ..........................        499         --        981
                                                     --------   --------   --------
          Total originations and purchases .......     61,581     51,693     45,391
  Sales ..........................................        416         --         --
Repayments and deductions ........................     51,900     40,456     27,639
                                                     --------   --------   --------
Gross loans receivable at end of period ..........   $113,527   $104,262   $ 93,025
                                                     ========   ========   ========

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


Non-Performing and Problem Assets

     Mortgage loans are reviewed by the Bank on a regular basis and are placed on a non-accrual status when the loans become contractually past due 90 days or more. At the end of each month, delinquency notices are sent with respect to all mortgage loans for which payments have not been received. Contact by phone or in person is made, if feasible, with respect to all such loans. When loans are sixty days in default, an additional delinquency notice is sent and personal contact is made with the borrower to establish an acceptable repayment schedule. When loans are ninety days in default, contact is made with the borrower by the Senior Loan Officer who attempts to establish an acceptable repayment schedule. Management is authorized to commence foreclosure proceedings for any loan upon making a determination that it is prudent to do so. All loans for which foreclosure proceedings have been commenced are placed on non-accrual status. Late notices are sent to commercial loan borrowers at five and fifteen days after which personal contact by the Account Officer is made.

     Consumer loans are reviewed by the Bank on a daily basis. Notices are sent to borrowers when any consumer loan is 5, 10 and 15 days past due. After consumer loans are 15 days delinquent, a late fee in the amount of 10% of the payment is imposed until the loan is brought current.

     Non-Performing Assets. At December 31, 2001, $2.0 million, or 1.4% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans, real estate owned ("REO"), troubled debt restructurings and non-accruing investments), compared to $336,000, or .25%, of the Company's total assets at December 31, 2000. At December 31, 2001, residential loans accounted for 19.4% and consumer loans accounted for 1.0% of non-performing assets. There were no non-accruing investments at December 31, 2001. Commercial real estate loans accounted for 31.0% and commercial operating loans accounted for 48.6% of non-performing assets.

     The table below sets forth the amounts and categories of the Company's non-performing assets (non-accruing loans and real estate owned) as of the date indicated. It is the policy of the Company that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                        At December 31,
                                                        -------------------------------------------
                                                          2001     2000     1999     1998    1997
                                                        -------- -------- -------- -------- -------
                                                                         (Dollars in thousands)
Non-accruing loans (1).......................           $1,948     $336     $666     $315     $431
Real estate owned, net.......................               65       --       --       --      106
                                                        ------     ----     ----     ----     ----
   Total non-performing assets...............           $2,013     $336     $666     $315     $537
                                                        ======     ====     ====     ====     ====
Non-performing loans to total loans, net (2).             1.72%     .32%     .72%     .42%     .67%
Non-performing assets to total assets........             1.46      .25      .57      .33      .62

------------------------
(1) The Company generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At December 31, 2001, $326,000 of non-accruing loans were residential loans, $20,000 were consumer loans, $623,000 were commercial real estate loans and $979,000 were commercial operating loans. For the year ended December 31, 2001, the income that would have been recorded had the non-accruing loans not been in a non-performing status totaled $41,000.
(2)  Total loans less loans in process.

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

     An insured institution should consider whether to establish general allowances for loan losses, in an amount deemed prudent by management, for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances.

     At December 31, 2001, the aggregate amount of the Company's classified assets and the Company's general and specific loss allowances were as follows:

                                                    At December 31, 2001
                                                    --------------------
                                                       (In thousands)
Substandard assets ...............................         $3,617
Doubtful assets ..................................             --
Loss assets ......................................             --
                                                           ------
         Total classified assets .................         $3,617
                                                           ======
General loss allowances ..........................         $1,132
Specific loss allowances .........................             --
                                                           ------
         Total allowances ........................         $1,132
                                                           ======

     The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. The substandard loans consist of all nonaccrual loans, three additional purchased participation loans secured by multi-family real estate of $747,000, which are current on payments but considered substandard because of cash flow, one letter of credit for $253,000 related to one of the substandard purchased participations, and one commercial relationship for $604,000 which is current but classified substandard because of cash flow.

Allowance for Loan Losses


     The allowance for loan losses is maintained through the provision for losses on loans, which is charged to earnings. The provision for losses on loans is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Company's allowance for loan losses is adequate to absorb anticipated future losses from loans at December 31, 2001. However, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not require increases in its allowance for loan losses or that changes in economic conditions will not adversely affect the Company's loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended December 31, 2001.

                                                                 Year Ended December 31,
                                                     -------------------------------------------
                                                       2001     2000     1999  .  1998    1997
                                                     -------- -------- -------- ------- --------
                                                                 (Dollars in thousands)
Balance of allowance at beginning of period.         $   760    $440      $285     $245    $236
  Recoveries................................              --       1        --       --       1
Less charge-offs:
  Residential real estate loans.............              --      --        --       13      10
  Consumer loans............................              20      13         7       10       8
                                                      ------    ----      ----     ----    ----
Net charge-offs.............................              20      12         7       23      17
Provisions for losses on loans..............             392     332       162       63      26
                                                      ------    ----      ----     ----    ----
Balance of allowance at end of period.......          $1,132    $760      $440     $285    $245
                                                      ======    ====      ====     ====    ====
  Net charge-offs to total average
    loans receivable for period.............             (*)     (*)       (*)      .03%    .03%
  Allowance at end of period to
    net loans receivable at end
    of period (1)...........................            1.00     .73       .47      .38     .38
  Allowance to total non-performing
    loans at end of period..................           58.11  226.19     66.07    90.48   56.84

--------------------------------

(1)  Total loans less loans in process.
(*)  Less than .01%.

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.

                                                                       At December 31,
                          -------------------------------------------------------------------------------------------------------
                                 2001               2000                   1999                1998                  1997
                          ------------------   ------------------   -------------------  ------------------   -------------------
                                   Percent             Percent               Percent             Percent               Percent
                                   of loans            of loans              of loans            of loans              of loans
                                   in each             in each               in each             in each               in each
                                   category            category              category            category              category
                                   of total            of total              of total            of total              of total
                          Amount    loans      Amount   loans       Amount     loans     Amount    loans      Amount     loans
                          ------ -----------   ------ -----------   ------  -----------  ------ -----------   ------  -----------
                                                                  (Dollars in thousands)
Balance at end of period
  applicable to:
Residential............. $   16      56.25%     $  12      59.73%     $270      62.23%     $232      69.35%     $193      72.48%
Commercial real estate..    132      16.24        126      12.69         8      12.71         6       4.64         6       4.80
Multi-family............    100       1.60        100       1.96       117       2.27         1       2.10         1       2.88
Construction loans......     --       2.01         --       2.70        --       2.77        --       4.64        --       2.08
Commercial loans........    316       8.44        180       6.80        --       4.41        --       1.97        --         --
Commercial leases.......     --       3.45         --       2.14        --       1.73        --         --        --         --
Consumer loans..........     27      12.01         15      13.98        45      13.88        46      17.30        45      17.76
Unallocated.............    541         --        327         --        --         --        --         --        --         --
                         ------     ------       ----     ------      ----     ------      ----     ------      ----     ------
  Total................. $1,132     100.00%      $760     100.00%     $440     100.00%     $285     100.00%     $245     100.00%
                         ======     ======       ====     ======      ====     ======      ====     ======      ====     ======


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

     The Company's investments consist of U.S. government and other agency securities which are primarily callable fixed rate notes, mortgage- and other asset-backed securities, state and municipal bonds, corporate obligations, marketable equity securities, and FHLB stock. At December 31, 2001, approximately $12.2 million, or 8.8% of the Company's total assets, consisted of such investments.

     At December 31, 2001, the Company had $4.4 million of mortgage- and other asset-backed securities outstanding, all of which were classified as available for sale. These fixed-rate mortgage- and other asset-backed securities may be used as collateral for borrowings and through repayments, as a source of liquidity. Mortgage- and other asset-backed securities offer yields above those available for investments of comparable credit quality and duration. Mortgage-backed securities are qualifying thrift investments under the Qualified Thrift Lender test. See "Regulation--Qualified Thrift Lender."

     The following table sets forth the amortized cost and market value of the Company's investments and mortgage- and other asset-backed securities at the dates indicated.

                                                                        At  December 31,
                                      ---------------------------------------------------------------------------
                                                  2001                       2000                     1999
                                      ------------------------------- -------------------------------------------
                                         Amortized     Market      Amortized     Market      Amortized     Market
                                            Cost        Value         Cost        Value         Cost        Value
                                         ---------     ------      ---------     ------      ---------     ------
                                                                (In thousands)
Securities available for sale:
  Federal agencies.................      $  1,900     $  1,908     $  4,746     $  4,625     $  6,295     $  5,901
  State and municipal..............         2,789        2,901        2,800        2,899        1,931        1,939
  Mortgage- and other asset-backed
           securities..............         4,418        4,419        5,264        5,165        6,145        5,898
  Corporate debt obligations.......           710          731          560          539          560          523
  Marketable equity securities.....             4          248            4          259            4          176
                                          -------      -------      -------      -------      -------      -------
    Total securities available for
      sale.........................         9,821       10,207       13,374       13,487       14,935       14,437
FHLB stock (1).....................         1,973        1,973        1,973        1,973        1,273        1,273
                                          -------      -------      -------      -------      -------      -------
    Total investments..............       $11,794      $12,180      $15,347      $15,460      $16,208      $15,710
                                          =======      =======      =======      =======      =======      =======

---------------------------
(1)  Market value approximates carrying values.

     The following table sets forth investment securities, mortgage- and other asset-backed securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2001.

                                                             Amount at December 31, 2001, which matures in
                                       ------------------------------------------------------------------------------------
                                                One                One to             Five to              Over
                                            Year or Less          Five Years         Ten Years          Ten Years(4)
                                       --------------------- -------------------- ------------------ ----------------------
                                                    Weighted             Weighted           Weighted              Weighted
                                         Amortized  Average  Amortized   Average  Amortized Average   Amortized   Average
                                           Cost      Yield      Cost      Yield     Cost     Yield      Cost       Yield
                                       ----------- --------- ---------   -------- --------- --------  --------   ----------
                                                                (Dollars in thousands)
Securities available for sale (1)(3):
  Federal agencies ...............        $ --         --%     $  700      4.39%   $  700      6.35%   $  500       6.50%
  State and municipal (2) ........          25       6.83       1,241      8.16       968      7.91       554       8.48
  Mortgage- and other asset-backed
    securities ...................         805       4.46       1,520      5.90       786      6.59     1,307       6.47
  Corporate obligations ..........          --         --          --        --       711      6.53        --         --
  Marketable equity securities ...          --         --          --        --        --        --         4      78.67
                                          ----      ------       ----    ------      ----    ------     -----      -----
    Total securities available for
      sale .......................         830        4.53      3,461      6.41     3,165      6.93     2,365       7.06
FHLB stock .......................          --          --         --        --        --        --     1,973       7.45
                                          ----        ----     ------      ----    ------      ----    ------      -----
    Total investments ............        $830        4.53%    $3,461      6.41%   $3,165      6.93%   $4,338       7.24%
                                          ====        ====     ======      ====    ======      ====    ======      =====

------------------------------
(1) Securities available for sale are set forth at amortized cost for purposes of this table.
(2)  Fully taxable equivalent basis.
(3) No effect is given for possible prepayments or securities which are callable.
(4)  Includes perpetual marketable equity securities.


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

     Deposits totaled $83.9 million at December 31, 2001.

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

     An analysis of the Bank's deposit accounts by type, maturity, and rate at December 31, 2001, is as follows:

                                       Minimum   Balance at             Weighted
                                       Opening   December 31,   % of     Average
Type of Account                        Balance     2001       Deposits    Rate
---------------                       ---------  ------------ --------  --------
                                                       (Dollars in thousands)
Withdrawable:
  Passbook savings accounts ........   $    25   $ 4,136         4.93%   2.47%
  Regular money market accounts ....     2,500       942         1.12    1.98
  Hi yield money market accounts ...    10,000    16,817        20.04    2.48
  Super NOW accounts ...............     2,500       962         1.15    1.97
  NOW and other transaction accounts       200     6,057         7.22    1.29
  Non-interest bearing accounts ....       100     3,343         3.99      --
                                                 -------       ------    ----
Total withdrawable .................              32,257        38.45    1.96
Certificates (original terms):
  91 days ..........................     1,000       894         1.06    2.71
  6 months .........................     1,000     3,739         4.46    3.17
  12 months ........................     1,000    13,391        15.96    4.67
  18 months ........................       500     7,564         9.01    5.02
  24 months ........................       500     4,975         5.93    5.12
  30 months ........................       500    11,679        13.92    5.41
  60 months ........................     1,000     3,370         4.02    5.63
IRAs
  18 months ........................       100     6,031         7.19    5.16
                                                 -------       ------    ----
Total certificates .................              51,643        61.55    4.91
                                                 -------       ------    ----
Total deposits .....................             $83,900       100.00%   3.78%
                                                 =======       ======    ====


     The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                           At December 31,
                               ------------------------------------
                                  2001         2000         1999
                               ----------   ----------   ----------
                                            (In thousands)

4.00% and under ..........      $ 8,157      $   746      $   175
4.01 - 6.00 % ............       42,598       25,112       44,496
6.01 - 8.00% .............          888       24,938          826
                                -------      -------      -------
         Total ...........      $51,643      $50,796      $45,497
                                =======      =======      =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2001, and the total amount maturing thereafter. Matured certificates which have not been renewed as of December 31, 2001, have been allocated based upon certain rollover assumptions:

                                              Amounts At
                                    December 31, 2001, Maturing in
                    -----------------------------------------------------------
                     One Year           Two            Three       Greater Than
                      or Less          Years           Years        Three Years
                    -----------    -------------    ------------  -------------
                                         (In thousands)
4.00% and under.....  $ 7,160         $   884          $   113        $  --
4.01 - 6.00 % ......   23,763           9,419            8,376        1,040
6.01 - 8.00% .......      628              20              214           26
                      -------         -------          -------      -------
         Total .....  $31,551         $10,323          $ 8,703      $ 1,066
                      =======         =======          =======      =======

     The following table indicates the amount of the Bank's certificates of deposit of greater than $100,000 by time remaining until maturity as of December 31, 2001.

     Maturity                                                 (In thousands)
     --------                                                 --------------
     Three months or less..................................       $1,182
     Greater than three months through six months..........        1,134
     Greater than six months through twelve months.........        2,479
     Over twelve months....................................        1,745
                                                                  ------
              Total                                               $6,540
                                                                  ======

     The following table sets forth the dollar amount of savings in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.

                                                               Deposit Activity
                                 -------------------------------------------------------------------------
                                                         Increase                            Increase
                                                        (Decrease)                          (Decrease)
                                  Balance at               from       Balance at                from
                                 December 31,    % of   December 31,  December 31,  % of     December 31,
                                      2001     Deposits    2000          2000      Deposits     1999
                                 ------------  -------- ------------ ------------- -------- --------------
         (Dollars in thousands)
Withdrawable:
  Passbook savings accounts ....   $ 4,136        4.93%     $  658    $ 3,478        4.38%     $  609
  Regular money market accounts        942        1.12         (99)     1,041        1.31        (125)
  Hi yield money market accounts    16,817       20.04       2,035     14,782       18.61      (3,339)
  Super NOW accounts ...........       962        1.15         348        614         .77         287
  NOW accounts .................     6,057        7.22         591      5,466        6.88         116
  Non-interest bearing accounts      3,343        3.99          66      3,277        4.12         596
                                    ------      ------      ------     ------      ------      ------
Total withdrawable .............    32,257       38.45       3,599     28,658       36.07      (1,856)
Certificates (original terms):
  91 days ......................       894        1.06         226        668         .84         146
  6 months .....................     3,739        4.46      (4,200)     7,939        9.99       4,701
  12 months ....................    13,391       15.96      (6,439)    19,830       24.96       7,661
  18 months ....................     7,564        9.01       6,301      1,263        1.59         131
  24 months ....................     4,975        5.93      (2,280)     7,255        9.13      (4,514)
  30 months ....................    11,679       13.92       6,254      5,425        6.83      (2,718)
  More than 30 months ..........     3,370        4.02         144      3,226        4.06        (169)
IRAs
  18 months ....................     6,031        7.19         841      5,190        6.53          61
                                    ------      ------      ------     ------      ------      ------
Total certificates .............    51,643       61.55         847     50,796       63.93       5,299
                                    ------      ------      ------     ------      ------      ------
Total deposits .................   $83,900      100.00%     $4,446    $79,454      100.00%     $3,443
                                   =======      ======      ======    =======      ======      ======


                                             Deposit Activity
                                   --------------------------------------
                                                              Increase
                                                             (Decrease)
                                   Balance at                   from
                                   December 31,    % of      December 31,
                                      1999       Deposits        1998
                                   ------------  --------    ------------
                                          (Dollars in thousands)
Withdrawable:
  Passbook savings accounts ....   $ 2,869        3.77%        $  (302)
  Regular money market accounts      1,166        1.53              13
  Hi yield money market accounts    18,121       23.84          (1,241)
  Super NOW accounts ...........       327         .43             (39)
  NOW accounts .................     5,350        7.04             560
  Non-interest bearing accounts      2,681        3.53           1,189
                                   -------      ------         -------
Total withdrawable .............    30,514       40.14             180
Certificates (original terms):
  91 days ......................       522         .69            (705)
  6 months .....................     3,238        4.26            (353)
  12 months ....................    12,169       16.01           6,198
  18 months ....................     1,132        1.49            (700)
  24 months ....................    11,769       15.48             636
  30 months ....................     8,143       10.71             574
  60 months ....................     3,395        4.47            (224)
IRAs
  18 months ....................     5,129        6.75             394
                                   -------      ------         -------
Total certificates .............    45,497       59.86           5,820
                                   -------      ------         -------
Total deposits .................   $76,011      100.00%        $ 6,000
                                   =======      ======         =======

     Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. There are regulatory restrictions on advances from the FHLBs. See "Regulation -- Federal Home Loan Bank System" and "-- Qualified Thrift Lender." At December 31, 2001, the Company had $6.0 million in borrowings from the FHLB of Indianapolis which mature within one year and $28.7 million which mature in greater than one year. The weighted average interest rate related to these borrowings was 5.39% at December 31, 2001. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. At December 31, 2001, notes payable consisted of borrowings secured by the Bank's investment in a real estate partnership which will mature in 2009. The interest rate on the variable rate borrowing was 1.92% at December 31, 2001.

Employees

     As of December 31, 2001, the Bank employed 22 persons on a full-time basis and one person on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

     The Bank's employee benefits for full-time employees include, among other things, a defined benefit pension plan, a 401(k) plan and major medical and long-term disability insurance.

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

     An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the quarterly assessment rates range from .01164% of assets for associations with assets of $67 million or less to .00308% for associations with assets in excess of $35 billion. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at December 31, 2001, was approximately $20,500.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2001, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2001, the Bank's investment in stock of the FHLB of Indianapolis was $1,973,100. For the fiscal year ended December 31, 2001, the FHLB of Indianapolis paid approximately $147,000 in dividends to the Bank.

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

     The FHLB of Indianapolis serves as a reserve or central bank for its member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHLB and the Board of Directors of the FHLB of Indianapolis.

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

     In 1996, legislation was enacted that included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF, and beginning January 1, 1997, the Bank's annual deposit insurance premium was reduced from .23% to .06% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on FICO obligations have been shared equally between BIF members and SAIF members since January 1, 2000. Legislation is pending before Congress that would increase the deposit insurance assessments paid by all financial institutions, including the Bank.

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

Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The OTS requires savings associations that receive the highest supervisory rating for safety and soundness to maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2001, the Bank was in compliance with all capital requirements imposed by law.

     The OTS has promulgated a rule which sets forth the methodology for calculating an interest rate risk component to be used by savings associations in calculating regulatory capital. The OTS has delayed the implementation of this rule, however. The rule requires savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis-point move in interest rates) to maintain additional capital for interest rate risk under the risk-based capital framework. If the OTS were to implement this regulation, the Bank would not be required to maintain additional capital at December 31, 2001 under the terms of the OTS proposed interest rate risk rule. The OTS recently proposed an amendment to the interest rate risk rule that would delete the requirement that a savings association with excess exposure to interest rate risk maintain additional capital.

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

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

     The regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because the Bank is a subsidiary of a savings and loan holding company, this latter provision requires that, at a minimum, the Bank must file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

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

Loans to One Borrower

     Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2001, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.

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

     At December 31, 2001, 81.3% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.

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

                                    TAXATION

Federal Taxation

     Historically, savings associations, such as the Bank, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, the Bank is no longer able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. The Bank is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay was permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, for which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by the Bank.

     Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. A savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid that is attributable to most preferences (although not to post-August 7, 1986, tax-exempt interest) can be credited against regular tax due in later years.

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

Item 2.      Properties.

     At December 31, 2001, the Bank and the Holding Company conducted business from a single office at 723 East Broadway, Logansport, Indiana. The following table provides certain information with respect to the Company's office as of December 31, 2001:

                                                          Total Deposits         Net Book Value
                                                              at                  of Property,
                            Owned or         Year         December 31,             Furniture      Approximate
Description and Address      Leased         Opened            2001                and Fixtures   Square Footage
-----------------------    ----------       ------   ----------------------     ---------------- --------------
                                                               (Dollars in thousands)
723 East Broadway            Owned           1962           $83,900                  $1,803          11,000
Logansport, Indiana  46947

     The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $97,000 at December 31, 2001.

     The Bank also has contracted for the data processing and reporting services of the Intrieve Data Center in Cincinnati, Ohio. The cost of these data processing services is approximately $15,000 per month.

Item 3.      Legal Proceedings.

     Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to its business.

Item 4.      Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2001.

Item 4.5.    Executive Officers of the Registrant.

     Presented below is certain information regarding the executive officers of the Holding Company:

         Name                            Position
         ------------------------        ---------------------------------------
         David G. Wihebrink              President and Chief Executive Officer
         Charles J. Evans                Senior Vice President
         Dottye Robeson                  Secretary/Treasurer

     David G. Wihebrink (age 54) has served as President and Chief Executive Officer of the Bank and the Holding Company since April 2000. Prior to that, he had served as Vice President and Chief Financial Officer of TM Morris Manufacturing Co., Inc. ("Morris") since 1988. Morris is located in Logansport, Indiana, and manufactures lead wire assemblies and wiring harnesses and stampings. Prior to his employment with Morris, Mr. Wihebrink was a member of the accounting firm Smith, Thompson & Wihebrink (Logansport) for 15 years. Mr. Wihebrink also currently serves as a member of the Board of Directors of the Neal Home retirement home in Logansport, Indiana; as a member of the Board of Directors of the North Central Indiana Workforce Investment Board and as a member of the Board of Directors of the Logansport/Cass County Chamber of Commerce.

     Charles J. Evans (age 55) has served as Senior Vice President of the Bank since January 2000 and as Vice President of the Holding Company since its organization. Prior to becoming Senior Vice President, Mr. Evans had served as Vice President and Senior Loan Officer of the Bank since 1980.

     Dottye Robeson (age 52) has served as Chief Financial Officer of the Bank since 1994 and as Secretary/Treasurer of the Holding Company since its organization. She has been a certified public accountant since 1987.

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

Quarter Ended                  High             Low           Dividends Declared
------------------------   ------------     -----------       ------------------
March 31, 2001               $12.25           $11.25                 $.12
June  30, 2001                13.34            11.44                  .12
September 30, 2001            14.05            12.77                  .12
December 31, 2001             15.25            13.00                  .12

March 31, 2000               $10.31          $  9.06                 $.11
June  30, 2000                 9.88             7.63                  .11
September 30, 2000            11.88             9.81                  .11
December 31, 2000             11.81            10.88                  .11

March 31, 1999               $14.00           $12.00                 $.11
June  30, 1999                12.50            11.13                  .11
September 30, 1999            11.56             9.63                  .11
December 31, 1999             10.50             9.03                  .11

     As of February 8, 2002, there were 775 record holders of the Holding Company's Common Stock. The Holding Company has established a policy of paying regular periodic cash dividends, and the Board of Directors intends to continue this policy, subject to the Holding Company's operating results, financial condition, capital, income tax considerations, regulatory restrictions, and other relevant factors.

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

     Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Holding Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2001, approximately $1.6 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation."

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

Item 6.      Selected Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial Data of Logansport Financial Corp. and Subsidiary" on pages 4 and 5 of the Holding Company's 2001 Shareholder Annual Report (the "Shareholder Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is incorporated by reference to pages 6 through 18 of the Shareholder Annual Report.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated by reference to pages 15 through 16 of the Shareholder Annual Report.

Item 8.      Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 19 through 47 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 47 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III



Item 10.     Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 1 through 5 and page 9 of the Holding Company's Proxy Statement for its 2002 Annual Shareholder Meeting (the "2002 Proxy Statement"). Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.

Item 11.     Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 6 through 10 of the Holding Company's 2002 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated by reference to pages 1 through 3 of the 2002 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 10 of the 2002 Proxy Statement. PART IV


Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) List the following documents filed as part of the report:

          Financial Statements

          Independent  Auditor's  Report
             (Grant  Thornton  LLP).............   See Shareholder Annual Report
                                                                Page 19

          Consolidated  Statements  of Financial
             Condition at December 31, 2001
             and 2000...........................   See Shareholder Annual Report
                                                                Page 20

          Consolidated  Statements of Earnings
             for the Years Ended  December 31,
             2001, 2000 and 1999................   See Shareholder Annual Report
                                                                Page 21

          Consolidated Statements of Comprehensive
             Income for the Years Ended
             December 31, 2001, 2000 and 1999...   See Shareholder Annual Report
                                                                Page 22

          Consolidated Statements of Changes in
             Shareholders' Equity for the Years
             Ended December 31, 2001, 2000 and
             1999...............................   See Shareholder Annual Report
                                                                Page 23

          Consolidated Statements of Cash Flows
             for the Years Ended December 31,
             2001, 2000 and 1999................   See Shareholder Annual Report
                                                                Page 24

          Notes to  Consolidated  Financial
             Statements.........................   See Shareholder Annual Report
                                                                Page 26

     (b)  Reports on Form 8-K.

          The Holding Company did not file any reports on Form 8-K during the fourth quarter of its 2001 fiscal year.

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

                                            LOGANSPORT FINANCIAL CORP.




Date: March 27, 2002                        By:/s/ David G. Wihebrink
                                               ---------------------------------
                                               David G. Wihebrink, President and
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 2002.




/s/ David G. Wihebrink
----------------------------------------------------
David G. Wihebrink, President, Chief Executive
Officer and Director
(Principal Executive Officer)


/s/ Dottye Robeson
----------------------------------------------------
Dottye Robeson, Secretary/Treasurer
(Principal Financial and Accounting Officer)


/s/ Charles J. Evans
----------------------------------------------------
Charles J. Evans, Vice President and Director


/s/ Susanne S. Ridlen
----------------------------------------------------
Susanne S. Ridlen, Director


/s/ William Tincher
----------------------------------------------------
William Tincher, Jr., Director


/s/ Brian J. Morrill,
----------------------------------------------------
Brian J. Morrill, Director


/s/ Thomas G. Williams
----------------------------------------------------
Thomas G. Williams, Director


/s/ Todd S. Weinstein
----------------------------------------------------
Todd S. Weinstein, Director


/s/ James P. Bauer
----------------------------------------------------
James P. Bauer, Director

                                  EXHIBIT INDEX



     Exhibit                                                            Page

       3(1)         The   Articles   of   Incorporation   of  the
                    Registrant are  incorporated  by reference to
                    Exhibit 3(1) to the Registration Statement on
                    Form S-1 (Registration No. 33-89788).

       3(2) The Code of By-Laws of the Registrant are incorporated by reference to Exhibit 3.2 to the Form 10-Q for the period ended June 30, 1997, filed with the Commission on August 13, 1997 and resolutions dated October 13, 1998, are incorporated by reference to Exhibit 3.2 to the Form 10-K for the period ended December 31, 1998, filed with the Commission on March 29, 1999.

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

      10(4) Deferred Compensation Agreement between Logansport Savings Bank, FSB and David G. Wihebrink, dated and effective as of April 12, 2000, is incorporated by reference to
                    Exhibit 10(4) to the Form 10-K405 for the period ended December 31, 2000, filed with the Commission on March 30, 2001.

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

      10(13)        Employment  Agreement  dated  as  of February
                    11,   2002,   between  the  Bank  and  Dottye
                    Robeson.

      10(14)        Employment  Agreement  dated  as of  February
                    11,  2002,  between  the  Bank  and  Allen D.
                    Schieber.

      13            2001 Shareholder Annual Report.

      21            Subsidiaries    of   the    Registrant    are
                    incorporated  by  reference  to Exhibit 21 to
                    the   Registration   Statement  on  Form  S-1
                    (Registration No. 33-89788).

      23            Independent Auditor's Consent (Grant Thornton
                    LLP).