Form 10-Q
period 2002-03-31
LOGANSPORT FINANCIAL CORP
filed 2002-05-15
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

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

                                 (574) 722-3855
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.
                  Yes [X]                   No [  ]

The number of shares of the Registrant's common stock, without par value, as of May 1, 2002 was 912,458.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                       Page No.

PART 1.    FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Statements of Financial
             Condition as of March 31, 2002
             and December 31, 2001                                           3

           Consolidated Statements of Earnings
             for the three months ended March 31,
             2002 and 2001                                                   4

           Consolidated Statements of Shareholders'
             Equity for the three months ended
             March 31, 2002 and 2001                                         5

           Consolidated Statements of Cash Flows
             for the three months ended
             March 31, 2002 and 2001                                         6

           Notes to Consolidated Condensed Financial
             Statements                                                      8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       13

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                15

Item 6.    Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                  16

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)


                                                                                 March 31,        December 31,
         ASSETS                                                                       2002                2001
Cash and due from banks                                                           $    564            $  1,081
Interest-bearing deposits in other financial institutions                            8,892               7,735
                                                                                   -------             -------
         Cash and cash equivalents                                                   9,456               8,816

Investment securities available for sale - at market                                 8,011               5,788
Mortgage-backed securities available for sale - at market                            6,079               4,419
Loans receivable-net                                                               110,895             111,696
Office premises and equipment - at depreciated cost                                  1,807               1,803
Real estate acquired through foreclosure                                                -                   65
Federal Home Loan Bank stock - at cost                                               1,973               1,973
Investment in real estate partnership                                                1,088               1,109
Accrued interest receivable on loans                                                   473                 445
Accrued interest receivable on mortgage-backed securities                               34                  28
Accrued interest receivable on investments                                              94                  92
Prepaid expenses and other assets                                                       63                  88
Cash surrender value of life insurance                                               1,291               1,291
Deferred income tax asset                                                              472                 452
                                                                                   -------             -------

          Total assets                                                            $141,736            $138,065
                                                                                   =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 88,918            $ 83,900
Advances from the Federal Home Loan Bank                                            33,850              34,750
Notes payable 1,093                                                                  1,165
Accrued interest payable and other liabilities                                         832                 819
Accrued income taxes                                                                   101                  29
                                                                                   -------             -------
         Total liabilities                                                         124,794             120,663

Shareholders' equity
  Common stock                                                                       4,193               4,802
  Retained earnings-restricted                                                      12,608              12,408
  Less shares acquired by stock benefit plan                                           (61)                (63)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                       202                 255
                                                                                   -------             -------
         Total shareholders' equity                                                 16,942              17,402
                                                                                   -------             -------

         Total liabilities and shareholders' equity                               $141,736            $138,065
                                                                                   =======             =======

                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings
                        (In thousands, except share data)

                                                                                         Three months ended
                                                                                               March 31,
                                                                                         2002             2001
Interest income
  Loans                                                                                $2,075           $2,148
  Mortgage-backed securities                                                               72               83
  Investment securities                                                                    92              125
  Interest-bearing deposits and other                                                      63              145
                                                                                        -----            -----
         Total interest income                                                          2,302            2,501

Interest expense
  Deposits                                                                                772            1,000
  Borrowings                                                                              475              529
                                                                                        -----            -----
         Total interest expense                                                         1,247            1,529
                                                                                        -----            -----

         Net interest income                                                            1,055              972

Provision for losses on loans                                                              90               86
                                                                                        -----            -----

         Net interest income after provision for
           losses on loans                                                                965              886

Other income
  Service charges on deposit accounts                                                      55               61
  Loss on equity investment                                                               (36)             (61)
  Other operating                                                                          32               52
                                                                                        -----            -----
         Total other income                                                                51               52

General, administrative and other expense
  Employee compensation and benefits                                                      294              294
  Occupancy and equipment                                                                  65               58
  Federal deposit insurance premiums                                                        4                4
  Data processing                                                                          49               47
  Other operating                                                                         163              132
                                                                                        -----            -----
         Total general, administrative and other expense                                  575              535
                                                                                        -----            -----

         Earnings before income taxes                                                     441              403

Income tax expense                                                                        121              102
                                                                                        -----            -----

         NET EARNINGS                                                                  $  320           $  301
                                                                                        =====            =====

Other comprehensive income (loss), net of tax -
  unrealized gains (losses) on securities                                                 (53)             137
                                                                                        -----            -----

COMPREHENSIVE INCOME                                                                   $  267           $  438
                                                                                        =====            =====

EARNINGS PER SHARE
  Basic (based on net earnings)                                                         $0.32            $0.28
                                                                                         ====             ====

  Diluted (based on net earnings)                                                       $0.31            $0.27
                                                                                         ====             ====

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                        Three months ended
                                                                                              March 31,
                                                                                      2002                2001
Balance at January 1                                                               $17,402             $17,013

Purchase of shares                                                                    (679)                 -

Issuance of shares under stock option plan                                              70                  -

Amortization of stock benefit plan                                                       2                  34

Cash dividends of $.12 per share in 2002 and 2001                                     (120)               (130)

Unrealized gains (losses) on securities designated as
  available for sale, net of related tax effects                                       (53)                137

Net earnings                                                                           320                 301
                                                                                    ------              ------

Balance at March 31                                                                $16,942             $17,355
                                                                                    ======              ======

Accumulated other comprehensive income                                             $   202             $   212
                                                                                    ======              ======

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                      2002                2001
Cash flows from operating activities:
  Net earnings for the period                                                       $  320             $   301
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                       27                  29
    Amortization of premiums on investments and
      mortgage-backed securities                                                        15                  12
    Amortization expense of stock benefit plan                                           2                  34
    Provision for losses on loans                                                       90                  86
    Loss on equity investment                                                           36                  61
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                             (28)                 42
      Accrued interest receivable on mortgage-backed securities                         (6)                  1
      Accrued interest receivable on investments                                        (2)                (15)
      Prepaid expenses and other assets                                                 25                   6
      Accrued interest and other liabilities                                            13                  50
      Federal income taxes
        Current                                                                         72                  47
        Deferred                                                                         8                   9
                                                                                     -----              ------
         Net cash provided by operating activities                                     572                 663

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                 (2,314)               (253)
  Maturities/calls of investment securities                                             30               1,025
  Purchases of mortgage-backed securities                                           (2,019)                 -
  Principal repayments on mortgage-backed securities                                   324                 262
  Loan disbursements                                                                (8,287)            (12,257)
  Principal repayments on loans                                                      8,998              10,577
  Investment in real estate partnership                                                (15)                (18)
  Proceeds from sale of real estate acquired through foreclosure                        65                  -
  Purchases and additions to office premises and equipment                             (31)                (17)
  Increase in cash surrender value of life insurance policy                             -                  (10)
                                                                                     -----              ------
         Net cash used in investing activities                                      (3,249)               (691)
                                                                                     -----              ------

         Net cash used in operating and investing activities
           (subtotal carried forward)                                               (2,677)                (28)
                                                                                     -----              ------

                           LOGANSPORT FINANCIAL CORP.

                Consolidated Statements of Cash Flows (Continued)
                                 (In thousands)

                                                                                          Three months ended
                                                                                             March 31,
                                                                                      2002                2001
         Net cash used in operating and investing activities
           (subtotal brought forward)                                              $(2,677)            $   (28)

Cash provided by (used in) financing activities:
  Net increase in deposit accounts                                                   5,018               1,875
  Proceeds from Federal Home Loan Bank advances                                      1,100               2,000
  Repayment of Federal Home Loan Bank advances                                      (2,000)             (2,000)
  Repayment of note payable                                                            (72)                (72)
  Proceeds from exercise of stock options                                               70                  -
  Purchase of shares                                                                  (679)                 -
  Dividends on common stock                                                           (120)               (130)
                                                                                    ------              ------
         Net cash provided by financing activities                                   3,317               1,673
                                                                                    ------              ------

Net increase in cash and cash equivalents                                              640               1,645

Cash and cash equivalents, beginning of period                                       8,816               9,210
                                                                                    ------              ------

Cash and cash equivalents, end of period                                           $ 9,456             $10,855
                                                                                    ======              ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                            $ 1,234             $ 1,435
                                                                                    ======              ======

    Income taxes                                                                   $    60             $    45
                                                                                    ======              ======

  Dividends payable at end of period                                               $   120             $   130
                                                                                    ======              ======


Supplemental disclosure of noncash financing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                 $   (53)            $   137
                                                                                    ======              ======

                           Logansport Financial Corp.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            For the three month periods ended March 31, 2002 and 2001


NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Logansport Financial Corp.'s (the "Company") financial position as of March 31, 2002, and its results of operations and cash flows for the three month periods ended March 31, 2002 and 2001. The results of operations for the three month periods ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.


NOTE B:  Principles of Consolidation

The unaudited interim consolidated condensed financial statements include the accounts of Logansport Financial Corp. (the "Company") and its subsidiary, Logansport Savings Bank, FSB, (the "Bank"). All significant intercompany items have been eliminated.


NOTE C:  Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares issued under the Company's stock option plan. The computations are as follows:

                                                 For the three months ended
                                                           March 31,
                                                   2002                  2001
Weighted-average common shares
  outstanding (basic)                         1,013,176             1,083,510
Dilutive effect of assumed exercise
  of stock options                               34,712                13,408
                                              ---------             ---------
Weighted-average common shares
  outstanding (diluted)                       1,047,888             1,096,918
                                              =========             =========

Options to purchase 2,500 shares of common stock with a weighted-average exercise price of $13.75 were outstanding at March 31, 2001, but were excluded from the computation of common share equivalents because their exercise prices were greater than the average market price of the common shares.

A cash dividend of $.12 per common share was declared on March 1, 2002, payable on April 10, 2002, to stockholders of record as of March 15, 2002.

NOTE D:  Recent Accounting Pronouncements

In June 2001 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises.

Management adopted SFAS No. 142 effective January 1, 2002, as required, without material effect on the Company's financial position or results of operations.

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

Discussion  of Financial  Condition  Changes from December 31, 2001 to March 31,
2002

The Company reported total assets of $141.7 million at March 31, 2002, an increase of $3.7 million, or 2.7%, compared to December 31, 2001. This increase was funded primarily by growth in deposits of $5.0 million, and undistributed earnings of $200,000. Cash and cash equivalents increased by $640,000, from $8.8 million at December 31, 2001, to $9.5 million at March 31, 2002. Investment and mortgage-backed securities totaled $14.1 million at March 31, 2002, an increase of $3.9 million, or 38.0%, over December 31, 2001, as purchases of securities totaling $4.3 million were partially offset by repayments and maturities of $354,000.

Net loans decreased slightly, from $111.7 million at December 31, 2001 to $110.9 million at March 31, 2002. Loan originations amounted to $8.3 million for the three months ended March 31, 2002, while principal repayments amounted to $9.0 million. Loan originations during 2002 were comprised primarily of loans secured by nonresidential and commercial real estate, other commercial property and commercial leases. The commercial and nonresidential loan portfolios totaled $32.2 million at March 31, 2002, compared to $31.9 million at December 31, 2001. Loans secured by one- to four-family residential real estate totaled $63.9 million at December 31, 2001 and $63.7 million at March 31, 2002.

Deposits totaled $88.9 million at March 31, 2002, an increase of $5.0 million, or 6.0%, over the balance at December 31, 2001. Borrowings decreased by $972,000, or 2.7%, over the three month period and at March 31, 2002, were comprised of $33.9 million of FHLB advances and a $1.1 million note payable related to an equity investment in low income housing. Proceeds from deposit growth were generally used to fund the purchase of investments and mortgage-backed securities.

Shareholders' equity totaled $16.9 million at March 31, 2002, a decrease of $460,000, or 2.6%, from the $17.4 million total at December 31, 2001. The decrease resulted from stock repurchases totaling $679,000, dividends paid of $120,000 and a $53,000 decrease in the unrealized gains on securities available for sale, which were partially offset by net earnings of $320,000 and proceeds from exercise of stock options totaling $70,000.

Results of Operations

Comparison of the Three Months Ended March 31, 2002 and March 31, 2001

Net earnings for the three months ended March 31, 2002 totaled $320,000, compared with $301,000 for the three months ended March 31, 2001, an increase of $19,000, or 6.3%. Net interest income increased by $83,000, other income decreased by $1,000 and general, administrative and other expense increased by $40,000, while the provision for losses on loans increased by $4,000 and income taxes increased by $19,000.

Interest income on loans decreased by $73,000, or 3.4%, for the three months ended March 31, 2002, compared to the same quarter in 2001, due primarily to a decrease in the balance of loans outstanding year to year and a decrease in the yield on loans of 74 basis points, from 8.27% in the 2001 period to 7.53% in the 2002 period. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $227,000 for the three months ended March 31, 2002, a $126,000, or 35.7%, decrease from the 2001 quarter. The decrease was due primarily to a decrease in the average yield year to year. Interest expense on deposits decreased by $228,000, or 22.8%, as the average costs of deposits decreased by 146 basis points, from 4.95% at March 31, 2001 to 3.49% at March 31, 2002. Interest expense on borrowings decreased by $54,000, or 10.2%, due primarily to a decrease in the average cost of borrowings year to year, from 5.63% at March 31, 2001 to 5.46% at March 31, 2002. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $83,000, or 8.5%, to $1.1 million for the three months ended March 31, 2002, compared to the same quarter in 2001. The interest rate spread was 3.32% in the 2002 period compared to 2.96% in the 2001 period.

The Company maintains a general allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $90,000 for the three months ended March 31, 2002, compared to $86,000 for the three months ended March 31, 2001. The increase in the provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio and the increase in the level of nonperforming loans year to year. At March 31, 2002 and December 31, 2001, the allowance amounted to $1.2 million and $1.1 million, respectively, for a ratio to total loans of 1.07% at March 31, 2002 and 1.00% at December 31, 2001. Non-performing loans totaled $1.8 million and $1.9 million at March 31, 2002 and December 31, 2001, respectively. The ratio of the allowance for loan losses to non-performing loans amounted to 64.8% at March 31, 2002 and 58.1% at December 31, 2001. Based on management's review of the loan portfolio, the allowance for loan losses at March 31, 2002 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Service charges on deposit accounts decreased by $6,000, or 9.8%. Other operating income decreased by $20,000, or 38.5%, for the three month period ended March 31, 2002, compared to the 2001 quarter, due primarily to a decrease in the income on bank owned life insurance and a decline in insurance commissions. The Company has transferred the Bank owned life insurance to a new insurance company in order to obtain additional death benefits; however, it is anticipated that no income will be earned on the policies for a period of two years. A decrease in the pre-tax loss on the equity investment of $25,000 resulted in an overall decrease of $1,000 in the other income category.

Comparison  of the  Three  Months  Ended  March  31,  2002 and  March  31,  2001
(continued)

Total general, administrative and other expense increased by $40,000, or 7.5%, for the three-month period ended March 31, 2002, compared to the three month period ended March 31, 2001. Employee compensation and benefits expense was unchanged from the March 2001 period, however, the first quarter of 2001 included a $34,000 amortization cost related to the RRP Plan which was completed in April 2001. Succeeding quarters in 2002 are expected to reflect increased compensation cost year to year in the range of $40,000 per quarter. Other operating expenses increased by $31,000, or 23.5%, compared to the quarter ended March 31, 2001, due primarily to increases in advertising, professional fees and Nasdaq filing fees, year to year.

The provision for income taxes totaled $121,000 for the three months ended March 31, 2002, an increase of $19,000, or 18.6%, over the same period in 2001. The increase was due to a $38,000, or 9.4%, increase in pre-tax earnings. The Company's effective tax rates for the three-month periods ended March 31, 2002 and 2001, were 27.4% and 25.3%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.


Capital Resources

Pursuant to Office of Thrift Supervision ("OTS") capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 2002, the Bank's tangible and leverage capital ratios were each 10.0%, and its risk-based capital to risk-weighted assets ratio was 15.1%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital ratios as of March 31, 2002.

Capital Standard                  Required             Bank's                 Excess
----------------                  --------             ------                 ------
                                                    (In thousands)
Tangible (1.5%)                     $2,122            $14,206                $12,084
Core (4.0%)                          5,659             14,206                  8,547
Risk-based (8.0%)                    8,188             15,403                  7,215

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short and medium-term maturities, mature or reprice at different rates than its interest-earning assets. Management of the Bank believes it is critical to manage the relationship between interest rates and the effect on the Bank's net portfolio value ("NPV"). Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities. Management of the Bank's assets and liabilities is done within the context of the marketplace, regulatory limitations and within limits established by the Board of Directors on the amount of change in NPV which is acceptable given certain interest rate changes.

The OTS issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk, in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of December 31, 2001, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.


Change                          Net Portfolio Value                         NPV as % of PV of Assets
In Rates            $ Amount        $ Change           % Change              NPV Ratio        Change
                      (Dollars in thousands)
+300bp               $14,781         $-3,942              -21%                 10.86%         -220bp
+200bp                16,290          -2,433              -13                  11.76          -130bp
+100bp                17,638          -1,085               -6                  12.51           -55bp
  -                   18,723                                                   13.06
-100bp                18,991             268               +1                  13.07            +1bp
-200bp                   -                 0                0                   0                0bp
-300bp                   -                 0                0                   0                0bp

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                      13.06%
Exposure Measure: Post-Shock NPV Ratio                             11.76%
Sensitivity Measure: Change in NPV Ratio                          130 bp

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended March 31, 2002, or are as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.



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


         (b)      Reports on Form 8-K.

         The Registrant filed one report on Form 8-K during the quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                          Logansport Financial Corp.



Date:    May 14, 2002                     By: /s/ David G. Wihebrink
      ---------------------------             --------------------------------
                                              David G. Wihebrink, President and
                                              Chief Executive Officer


Date:    May 14, 2002                     By: /s/ Dottye Robeson
      ---------------------------             --------------------------------
                                              Dottye Robeson, Secretary and
                                              Treasurer