Form 10-Q
period 2002-06-30
LOGANSPORT FINANCIAL CORP
filed 2002-08-14
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

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

The number of shares outstanding of the Registrant's common stock, without par value, as of August 1, 2002 was 912,663.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                       Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Statements of Financial
             Condition as of June 30, 2002
             and December 31, 2001                                           3

           Consolidated Statements of Earnings
             for the three and six months ended June 30,
             2002 and 2001                                                   4

           Consolidated Statements of Shareholders'
             Equity for the six months ended
             June 30, 2002 and 2001                                          5

           Consolidated Statements of Cash Flows
             for the six months ended
             June 30, 2002 and 2001                                          6

           Notes to Consolidated Condensed Financial
             Statements                                                      8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       14

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 15

Item 4.    Submission of Matters to a Vote of Security Holders               15

Item 6.    Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   16

CERTIFICATION

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)


                                                                                  June 30,        December 31,
         ASSETS                                                                       2002                2001
Cash and due from banks                                                           $    585            $  1,081
Interest-bearing deposits in other financial institutions                           11,687               7,735
                                                                                   -------             -------
         Cash and cash equivalents                                                  12,272               8,816

Investment securities available for sale - at market                                 7,584               5,788
Mortgage-backed securities available for sale - at market                            6,789               4,419
Loans receivable-net                                                               113,549             111,696
Office premises and equipment - at depreciated cost                                  1,797               1,803
Real estate acquired through foreclosure                                                 -                  65
Federal Home Loan Bank stock - at cost                                               2,003               1,973
Investment in real estate partnership                                                1,072               1,109
Accrued interest receivable on loans                                                   478                 445
Accrued interest receivable on mortgage-backed securities                               35                  28
Accrued interest receivable on investments                                             106                  92
Prepaid expenses and other assets                                                       82                  88
Cash surrender value of life insurance                                               1,291               1,291
Deferred income tax asset                                                              387                 452
                                                                                   -------             -------

          Total assets                                                            $147,445            $138,065
                                                                                   =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $ 95,010            $ 83,900
Advances from the Federal Home Loan Bank                                            34,736              34,750
Notes payable 1,093                                                                  1,165
Accrued interest payable and other liabilities                                         912                 819
Accrued income taxes                                                                     7                  29
                                                                                   -------             -------
         Total liabilities                                                         131,758             120,663

Shareholders' equity
  Common stock                                                                       2,529               4,802
  Retained earnings-restricted                                                      12,860              12,408
  Less shares acquired by stock benefit plan                                           (55)                (63)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                       353                 255
                                                                                   -------             -------
         Total shareholders' equity                                                 15,687              17,402
                                                                                   -------             -------

         Total liabilities and shareholders' equity                               $147,445            $138,065
                                                                                   =======             =======

                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings
                        (In thousands, except share data)

                                                                             Three months ended Six months ended
                                                                               June 30,                    June 30,
                                                                         2002         2001            2002         2001
Interest income
  Loans                                                                $2,110       $2,198          $4,185       $4,346
  Mortgage-backed securities                                               82           78             154          161
  Investment securities                                                    97          103             189          228
  Interest-bearing deposits and other                                      57          119             120          264
                                                                        -----        -----           -----        -----
         Total interest income                                          2,346        2,498           4,648        4,999

Interest expense
  Deposits                                                                743          957           1,515        1,957
  Borrowings                                                              476          513             951        1,042
                                                                        -----        -----           -----        -----
         Total interest expense                                         1,219        1,470           2,466        2,999
                                                                        -----        -----           -----        -----

         Net interest income                                            1,127        1,028           2,182        2,000
Provision for losses on loans                                              90           85             180          171
                                                                        -----        -----           -----        -----
         Net interest income after provision for
           losses on loans                                              1,037          943           2,002        1,829

Other income
  Service charges on deposit accounts                                      56           62             111          123
  Gain on sale of investment securities                                    17           -               17           -
  Loss on equity investment                                               (20)         (55)            (56)        (116)
  Other operating                                                          29           38              61           90
                                                                        -----        -----           -----        -----
         Total other income                                                82           45             133           97

General, administrative and other expense
  Employee compensation and benefits                                      336          268             630          562
  Occupancy and equipment                                                  61           64             126          122
  Federal deposit insurance premiums                                        3            3               7            7
  Data processing                                                          46           44              95           91
  Other operating                                                         157          134             320          266
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                  603          513           1,178        1,048
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     516          475             957          878
Income tax expense                                                        145          129             266          231
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  371       $  346          $  691       $  647
                                                                        =====        =====           =====        =====

Other comprehensive income, net of tax:
  Unrealized gains on securities available for sale                       151           13              98          150
                                                                        -----        -----           -----        -----

COMPREHENSIVE INCOME                                                   $  522       $  359          $  789       $  797
                                                                        =====        =====           =====        =====

EARNINGS PER SHARE
  Basic (based on net earnings)                                          $.39         $.32            $.71         $.60
                                                                          ===          ===             ===         ====

  Diluted (based on net earnings)                                        $.38         $.32            $.69         $.59
                                                                          ===          ===             ===          ===

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity
                        (In thousands, except share data)

                                                                                                Six months ended
                                                                                                      June 30,
                                                                                             2002                  2001
Balance at January 1                                                                      $17,402               $17,013

Purchase of shares                                                                         (2,466)                   -

Issuance of shares under stock option plan                                                    193                   107

Amortization of stock benefit plan                                                              8                    36

Cash dividends of $.25 per share in 2002 and $.24 in 2001                                    (239)                 (261)

Unrealized gains on securities designated as
  available for sale, net of related tax effects                                               98                   150

Net earnings                                                                                  691                   647
                                                                                           ------                ------

Balance at June 30                                                                        $15,687               $17,692
                                                                                           ======                ======


Accumulated other comprehensive income                                                    $   353               $   225
                                                                                           ======                ======

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                        For the six months ended June 30,
                                 (In thousands)

                                                                                             2002                  2001
Cash flows from operating activities:
  Net earnings for the period                                                             $   691               $   647
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                              54                    56
    Amortization of premiums on investments and
      mortgage-backed securities                                                               26                    18
    Gain on sale of investment securities                                                     (17)                    -
    Amortization expense of stock benefit plan                                                  8                    36
    Provision for losses on loans                                                             180                   171
    Loss on equity investment                                                                  56                   116
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                                    (33)                   17
      Accrued interest receivable on mortgage-backed securities                                (7)                    8
      Accrued interest receivable on investments                                              (14)                    1
      Prepaid expenses and other assets                                                         6                   (13)
      Accrued interest and other liabilities                                                   93                    99
      Federal income taxes
        Current                                                                               (22)                 (147)
        Deferred                                                                               15                    17
                                                                                           ------                ------
         Net cash provided by operating activities                                          1,036                 1,026

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities                                                 269                    -
  Purchase of investment securities                                                        (3,463)                 (253)
  Maturities/calls of investment securities                                                 1,485                 1,875
  Purchase of mortgage-backed securities                                                   (3,018)                   -
  Principal repayments on mortgage-backed securities                                          700                   457
  Purchase of Federal Home Loan Bank stock                                                    (30)                   -
  Loan disbursements                                                                      (21,402)              (29,941)
  Principal repayments on loans                                                            19,369                23,396
  Investment in real estate partnership                                                       (19)                  (24)
  Proceeds from sale of real estate acquired through foreclosure                               65                    -
  Purchases and additions to office premises and equipment                                    (48)                  (26)
  Increase in cash surrender value of life insurance policy                                    -                    (21)
                                                                                           ------                ------
         Net cash used in investing activities                                             (6,092)               (4,537)
                                                                                           ------                ------

         Net cash used in operating and investing activities
           (balance carried forward)                                                       (5,056)               (3,511)
                                                                                           ------                ------

                           LOGANSPORT FINANCIAL CORP.

                Consolidated Statements of Cash Flows (continued)
                        For the six months ended June 30,
                                 (In thousands)

                                                                                             2002                  2001
         Net cash used in operating and investing activities
           (balance brought forward)                                                      $(5,056)              $(3,511)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                         11,110                   902
  Proceeds from Federal Home Loan Bank advances                                             6,850                 9,250
  Repayment of Federal Home Loan Bank advances                                             (6,864)              (10,000)
  Repayment of note payable                                                                   (72)                  (72)
  Purchase of shares                                                                       (2,466)                   -
  Proceeds from the exercise of stock options                                                 193                   107
  Dividends on common stock                                                                  (239)                 (261)
                                                                                           ------                ------
         Net cash provided by (used in) financing activities                                8,512                   (74)
                                                                                           ------                ------

Net increase (decrease) in cash and cash equivalents                                        3,456                (3,585)

Cash and cash equivalents, beginning of period                                              8,816                 9,210
                                                                                           ------                ------

Cash and cash equivalents, end of period                                                  $12,272               $ 5,625
                                                                                           ======                ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                   $ 2,461               $ 3,027
                                                                                           ======                ======

    Income taxes                                                                          $   272               $   360
                                                                                           ======                ======

  Dividends payable at end of period                                                      $   119               $   131
                                                                                           ======                ======


Supplemental disclosure of noncash financing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                      $    98               $   150
                                                                                           ======                ======

                           Logansport Financial Corp.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        For the six and three month periods ended June 30, 2002 and 2001


NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Logansport Financial Corp.'s (the "Company") financial position as of June 30, 2002, and its results of operations and cash flows for the three and six month periods ended June 30, 2002 and 2001. The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.


NOTE B:  Principles of Consolidation

The unaudited interim consolidated condensed financial statements include the accounts of the Company and its subsidiary, Logansport Savings Bank, FSB (the "Bank"). All significant intercompany items have been eliminated.


NOTE C:  Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares issued under the Company's stock option plan. The computations are as follows:

                                                 For the three months ended             For the six months ended
                                                           June 30,                                June 30,
                                                      2002           2001                    2002           2001
Weighted-average common shares
  outstanding (basic)                              937,216      1,087,982                 974,986      1,085,758
Dilutive effect of assumed exercise
  of stock options                                  34,510         18,178                  32,651         15,347
                                                   -------      ---------               ---------      ---------
Weighted-average common shares
  outstanding (diluted)                            971,726      1,106,160               1,007,637      1,101,105
                                                   =======      =========               =========      =========

A cash dividend of $.13 per common share was declared on June 5, 2002, payable on July 10, 2002, to stockholders of record as of June 18, 2002.

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

Discussion  of Financial  Condition  Changes from  December 31, 2001 to June 30,
2002

The Company reported total assets of $147.4 million at June 30, 2002, an increase of $9.4 million, or 6.8%, compared to December 31, 2001. This increase was funded primarily by growth in deposits of $11.1 million, and undistributed earnings of $452,000, which were partially offset by share repurchases of $2.5 million. Cash and cash equivalents increased by $3.5 million, from $8.8 million at December 31, 2001, to $12.3 million at June 30, 2002. Investment and mortgage-backed securities totaled $14.4 million at June 30, 2002, an increase of $4.2 million, or 40.8%, over December 31, 2001, as purchases of securities totaling $6.5 million were partially offset by repayments, calls and maturities of $2.2 million and sales of $252,000.

Net loans increased from $111.7 million at December 31, 2001 to $113.5 million at June 30, 2002. Loan originations amounted to $21.4 million for the six months ended June 30, 2002, while principal repayments amounted to $19.4 million. Loan originations during 2002 were comprised primarily of loans secured by nonresidential and commercial real estate, other commercial property and commercial leases. The commercial and nonresidential loan portfolios totaled $34.1 million at June 30, 2002, compared to $31.9 million at December 31, 2001. Loans secured by one- to four-family residential real estate totaled $63.9 million at December 31, 2001 and $65.1 million at June 30, 2002. Construction loans at June 30, 2002 totaled $700,000, compared to $2.3 million at December 31, 2001.

Deposits totaled $95.0 million at June 30, 2002, an increase of $11.1 million, or 13.2%, over the balance at December 31, 2001. Borrowings decreased by $86,000 over the six month period and at June 30, 2002, were comprised of $34.7 million of FHLB advances and a $1.1 million note payable related to an equity investment in low income housing. Proceeds from deposit growth were generally used to fund the purchase of investments and mortgage-backed securities, new loan growth, and a 10% stock repurchase program. However, $6.2 million of the deposit increase was comprised of short-term local governmental deposits which are subject to bids every 60 to 90 days and, therefore, may or may not be retained.

Shareholders' equity totaled $15.7 million at June 30, 2002, a decrease of $1.7 million or 9.9%, from the $17.4 million total at December 31, 2001. The decrease resulted from stock repurchases totaling $2.5 million and dividends paid of $239,000, which were partially offset by net earnings of $691,000, an increase of $98,000 in the unrealized gains on securities available for sale and proceeds from exercise of stock options totaling $193,000.

Results of Operations

Comparison of the Six Months Ended June 30, 2002 and June 30, 2001

Net earnings for the six months ended June 30, 2002 totaled $691,000, compared with $647,000 for the six months ended June 30, 2001, an increase of $44,000, or 6.8%. Net interest income increased by $182,000, total other income increased by $36,000 and general, administrative and other expense increased by $130,000, while the provision for losses on loans increased by $9,000 and income taxes increased by $35,000.

Interest income on loans decreased by $161,000, or 3.7%, for the six months ended June 30, 2002, compared to the same period in 2001, due primarily to a decrease in the yield on loans of 63 basis points, from 8.03% in the 2001 period to 7.40% in the 2002 period. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $463,000 for the six months ended June 30, 2002, a $190,000, or 29.1%, decrease from the 2001 period. The decrease was due primarily to a decrease in the average yield year to year. Interest expense on deposits decreased by $442,000, or 22.6%, as the average cost of deposits decreased by 143 basis points, from 4.59% for the six months ended June 30, 2001 to 3.16% for the six months ended June 30, 2002. Interest expense on borrowings decreased by $91,000, or 8.7%, due primarily to a decrease in the average cost of borrowings year to year, from 5.47% for the six months ended June 30, 2001 to 5.39% in the 2002 period. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued during the six month period ended June 30, 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $182,000, or 9.1%, to $2.2 million for the six months ended June 30, 2002, compared to $2.0 million for the same period in 2001. The interest rate spread was 3.47% in the 2002 period compared to 3.06% in the 2001 period.

The Company maintains a general allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $180,000 for the six months ended June 30, 2002, compared to $171,000 for the six months ended June 30, 2001. The increase in the provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio and the increase in the level of nonperforming loans year to year. At June 30, 2002 and December 31, 2001, the allowance amounted to $1.3 million and $1.1 million, respectively, for a ratio to total loans of 1.12% at June 30, 2002 and 1.00% at December 31, 2001. Non-performing loans totaled $1.8 million and $1.9 million at June 30, 2002 and December 31, 2001, respectively. The ratio of the allowance for loan losses to non-performing loans amounted to 73.7% at June 30, 2002 and 58.1% at December 31, 2001. Based on management's review of the loan portfolio, the allowance for loan losses at June 30, 2002 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Total other income increased by $36,000, or 37.1%, for the six months ended June 30, 2002, compared to the same period in 2001, due primarily to a decrease in the pre-tax loss on the equity investment of $60,000 and a $17,000 gain on the sale of an investment security. Service charges on deposit accounts decreased by $12,000, or 9.8%. Other operating income decreased by $29,000, or 32.2%, due primarily to a decrease in the income on bank owned life insurance and a decline in insurance commissions. The Company has transferred the Bank owned life insurance to a new insurance company in order to obtain additional death benefits; however, it is anticipated that no income will be earned on the policies for a period of two years.

Comparison of the Six Months Ended June 30, 2002 and June 30, 2001 (continued)

Total general, administrative and other expense amounted to $1.2 million for the six-month period ended June 30, 2002, an increase of $130,000, or 12.4%, compared to the six month period ended June 30, 2001. Employee compensation and benefits expense increased by $68,000, or 12.1%, mainly due to an increase in personnel and the increased cost of medical insurance, which has increased by $23,000 compared to the same period in 2001. In addition, the Company resumed an accrual of $5,000 per month in June for probable contributions to the defined benefit pension plan due to the recent decline in the equity markets. This plan has been fully funded for many years but the Company has been notified by the plan trustee that contributions may be required. The exact amount, if required, will not be available until the fourth quarter of 2002. If no contributions are required the accrual will be reversed in the fourth quarter. Other operating expenses increased by $54,000, or 20.3%, compared to the period ended June 30, 2001, due primarily to increases in advertising, professional fees and Nasdaq filing fees, year to year.

The provision for income taxes totaled $266,000 for the six months ended June 30, 2002, an increase of $35,000, or 15.2%, over the same period in 2001. The increase was due to a $79,000, or 9.0%, increase in pre-tax earnings. The Company's effective tax rates for the six-month periods ended June 30, 2002 and 2001, were 27.8% and 26.3%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.


Comparison of the Three Months Ended June 30, 2002 and June 30, 2001

Net earnings for the three months ended June 30, 2002 totaled $371,000, compared with $346,000 for the three months ended June 30, 2001, an increase of $25,000, or 7.2%. Net interest income increased by $99,000, total other income increased by $37,000 and general, administrative and other expense increased by $90,000, while the provision for losses on loans increased by $5,000 and income taxes increased by $16,000.

Interest income on loans decreased by $88,000, or 4.0%, for the three months ended June 30, 2002, compared to the same quarter in 2001, due primarily to a decrease in the yield on loans. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $236,000 for the three months ended June 30, 2002, a $64,000, or 21.3%, decrease from the 2001 quarter. The decrease was due primarily to a decrease in the average yield year to year. Interest expense on deposits decreased by $214,000, or 22.4%, as the average cost of deposits decreased. Interest expense on borrowings decreased by $37,000, or 7.2%, due primarily to a decrease in the average cost of borrowings year to year. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the 2002 reporting period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $99,000, or 9.6%, to $1.1 million for the three months ended June 30, 2002, compared to $1.0 million for the same quarter in 2001.

The Company maintains a general allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $90,000 for the six months ended June 30, 2002, compared to $85,000 for the six months ended June 30, 2001. The increase in the provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio and the increase in the level of nonperforming loans year to year. At June 30, 2002 and December 31, 2001, the allowance amounted to $1.3 million and $1.1 million, respectively, for a ratio to total loans of 1.12% at June 30, 2002 and 1.00% at December 31, 2001. Non-performing loans totaled $1.8 million and $1.9 million at June 30, 2002 and December 31, 2001, respectively. The ratio of the allowance for loan losses to non-performing loans amounted to

Comparison of the Three Months Ended June 30, 2002 and June 30, 2001 (continued)


73.7% at June 30, 2002 and 58.1% at December 31, 2001. Based on management's review of the loan portfolio, the allowance for loan losses at June 30, 2002 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Other income totaled $82,000 for the three months ended June 30, 2002, a $37,000, or 82.2%, increase over the 2001 quarter. The increase was due primarily to a decrease in the pre-tax loss on the equity investment of $35,000 and a $17,000 gain on the sale of investment securities. Service charges on deposit accounts decreased by $6,000, or 9.7%. Other operating income decreased by $9,000, or 23.7%, due primarily to a decrease in the income on bank owned life insurance and a decline in insurance commissions. The Company has transferred the Bank owned life insurance to a new insurance company in order to obtain additional death benefits; however, it is anticipated that no income will be earned on the policies for a period of two years.

General, administrative and other expense totaled $603,000 for the three-month period ended June 30, 2002, an increase of $90,000, or 17.5%, compared to the three month period ended June 30, 2001. Employee compensation and benefits expense increased by $68,000, or 25.4%, due to increased personnel and increases in the cost of medical insurance, in addition to the resumption of the accrual for pension expense as discussed in the comparison of the six months ended June 30, 2002. Other operating expenses increased by $23,000, or 17.2%, compared to the quarter ended June 30, 2001, due primarily to increases in advertising and professional fees.

The provision for income taxes totaled $145,000 for the three months ended June 30, 2002, an increase of $16,000, or 12.4%, over the same period in 2001. The increase was due to a $41,000, or 8.6%, increase in pre-tax earnings. The Company's effective tax rates for the three-month periods ended June 30, 2002 and 2001, were 28.1% and 27.2%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.


Capital Resources

Pursuant to Office of Thrift Supervision ("OTS") capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 2002, the Bank's tangible and leverage capital ratios were each 9.9%, and its risk-based capital to risk-weighted assets ratio was 15.1%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital levels as of June 30, 2002.

Capital Standard                Required            Bank's            Excess
----------------                --------            ------            ------
                                                 (In thousands)
Tangible (1.5%)                   $2,205           $14,597           $12,392
Core (4.0%)                        5,881            14,597             8,716
Risk-based (8.0%)                  8,396            15,886             7,490

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

The OTS issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk, in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of March 31, 2002, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Change                          Net Portfolio Value                              NPV as % of PV of Assets
In Rates             $ Amount      $ Change             % Change                 NPV Ratio         Change
                     (Dollars in thousands)
+300bp               $13,408         $-4,521              -25%                     9.60%            -257bp
+200bp                15,248          -2,681              -15%                    10.72%            -145bp
+100bp                16,751          -1,178               -7%                    11.57%             -60bp
     -                17,929                                                      12.17%
- 100bp               18,275             346               +2%                    12.25%              +8bp
- 200bp                   -               -                 -                        -                 -
- 300bp                   -               -                 -                        -                 -

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                           12.17%
Exposure Measure: Post-Shock NPV Ratio                                  10.72%
Sensitivity Measure: Change in NPV Ratio                                   146

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the six-month period ended June 30, 2002, or are as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 4.  Submission of Matter to a Vote of  Security Holders

On April 9, 2002, the Company held its 2002 annual meeting of shareholders. A total of 887,524 shares or 88.77% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

Five directors were nominated by the Company's Board of Directors to serve new three, two, and one year terms. The nominees, and the voting results are listed below.

                                           For         Against         Withheld

David G. Wihebrink(3 year)             834,342          53,182                0
Todd S. Weinstein(3 year)              848,724          38,800                0
Charles J. Evans(3 year)               834,357          53,167                0
Thomas G. Williams(2 year)             849,174          38,350                0
James P. Bauer(1 year)                 849,674          37,850                0


The other directors continuing in office are Brian J. Morrill, Susanne S. Ridlen and William Tincher, Jr.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits.

         The following exhibits are attached to this report on Form 10-Q:

              3.1      Code of By-Laws adopted and effective as of May 14, 2002


         (b)  Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                           Logansport Financial Corp.



Date:     August 14, 2002                  By:/s/ David G. Wihebrink
     ---------------------------              --------------------------------
                                              David G. Wihebrink, President and
                                              Chief Executive Officer


Date:     August 14, 2002                  By:/s/ Dottye Robeson
     ---------------------------              --------------------------------
                                              Dottye Robeson, Secretary and
                                              Treasurer

                                  CERTIFICATION

         By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Logansport Financial Corp.

         Signed this 14th day of August, 2002.




/s/Dottye Robeson                          /s/David G. Wihebrink
-----------------------------------        ------------------------------------
(Signature of Authorized Officer)          (Signature of Authorized Officer)


Dottye Robeson                             David G. Wihebrink
-----------------------------------        ------------------------------------
(Typed Name)                               (Typed Name)


Treasurer                                  President and Chief Executive Officer
-----------------------------------        ------------------------------------
(Title)                                    (Title)