Form 10-Q
period 2002-09-30
LOGANSPORT FINANCIAL CORP
filed 2002-11-13
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         September 30, 2002 OR

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

The number of shares outstanding of the Registrant's common stock, without par value, as of November 1, 2002 was 848,958.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                        Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Statements of Financial
             Condition as of September 30, 2002
             and December 31, 2001                                           3

           Consolidated Statements of Earnings
             for the three and nine months ended September 30,
             2002 and 2001                                                   4

           Consolidated Statements of Shareholders'
             Equity for the nine months ended
             September 30, 2002 and 2001                                     5

           Consolidated Statements of Cash Flows
             for the nine months ended
             September 30, 2002 and 2001                                     6

           Notes to Consolidated Condensed Financial
             Statements                                                      8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk       14

Item 4.    Controls and Procedures                                           15

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                 16

Item 4.    Submission of Matters to a Vote of Security Holders               16

Item 6.    Exhibits and Reports on Form 8-K                                  16

SIGNATURES                                                                   17

CERTIFICATIONS

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition

                        (In thousands, except share data)


                                                                                        September 30,        December 31,
         ASSETS                                                                                  2002                2001
Cash and due from banks                                                                      $  1,029            $  1,081
Interest-bearing deposits in other financial institutions                                      10,583               7,735
                                                                                              -------             -------
         Cash and cash equivalents                                                             11,612               8,816

Investment securities available for sale - at market                                            7,190               5,788
Mortgage-backed securities available for sale - at market                                      11,491               4,419
Loans receivable-net                                                                          113,574             111,696
Office premises and equipment - at depreciated cost                                             1,790               1,803
Real estate acquired through foreclosure                                                            -                  65
Federal Home Loan Bank stock - at cost                                                          2,003               1,973
Investment in real estate partnership                                                           1,053               1,109
Accrued interest receivable on loans                                                              481                 445
Accrued interest receivable on mortgage-backed securities                                          51                  28
Accrued interest receivable on investments                                                         79                  92
Prepaid expenses and other assets                                                                  70                  88
Cash surrender value of life insurance                                                          1,291               1,291
Prepaid income taxes                                                                               40                  -
Deferred income tax asset                                                                         302                 452
                                                                                              -------             -------

         Total assets                                                                        $151,027            $138,065
                                                                                              =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                     $ 97,014            $ 83,900
Advances from the Federal Home Loan Bank                                                       35,836              34,750
Notes payable 1,093                                                                             1,165
Accrued interest payable and other liabilities                                                    888                 819
Accrued income taxes                                                                               -                   29
                                                                                              -------             -------
         Total liabilities                                                                    134,831             120,663

Shareholders' equity
  Common stock                                                                                  2,627               4,802
  Retained earnings-restricted                                                                 13,115              12,408
  Less shares acquired by stock benefit plan                                                      (50)                (63)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                                  504                 255
                                                                                              -------             -------
         Total shareholders' equity                                                            16,196              17,402
                                                                                              -------             -------

         Total liabilities and shareholders' equity                                          $151,027            $138,065
                                                                                              =======             =======

                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings

                        (In thousands, except share data)

                                                                       Three months ended             Nine months ended
                                                                          September 30,                 September 30,
                                                                     2002             2001            2002         2001
Interest income
  Loans                                                            $2,087           $2,219          $6,272       $6,565
  Mortgage-backed securities                                          106               70             260          231
  Investment securities                                                93               95             282          323
  Interest-bearing deposits and other                                  66               78             186          342
                                                                    -----            -----           -----        -----
         Total interest income                                      2,352            2,462           7,000        7,461

Interest expense
  Deposits                                                            741              894           2,256        2,851
  Borrowings                                                          474              482           1,425        1,524
                                                                    -----            -----           -----        -----
         Total interest expense                                     1,215            1,376           3,681        4,375
                                                                    -----            -----           -----        -----

         Net interest income                                        1,137            1,086           3,319        3,086
Provision for losses on loans                                          90               86             270          257
                                                                    -----            -----           -----        -----
         Net interest income after provision for
           losses on loans                                          1,047            1,000           3,049        2,829

Other income (loss)
  Service charges on deposit accounts                                  54               56             165          179
  Gain on sale of investment securities                                -                -               17           -
  Loss on equity investment                                           (21)             (54)            (77)        (170)
  Other operating                                                      25               45              86          135
                                                                    -----            -----           -----        -----
         Total other income                                            58               47             191          144

General, administrative and other expense
  Employee compensation and benefits                                  341              261             971          823
  Occupancy and equipment                                              58               56             184          178
  Federal deposit insurance premiums                                    4                4              11           11
  Data processing                                                      49               47             144          138
  Other operating                                                     127              108             447          374
                                                                    -----            -----           -----        -----
         Total general, administrative and other expense              579              476           1,757        1,524
                                                                    -----            -----           -----        -----

         Earnings before income taxes                                 526              571           1,483        1,449
Income tax expense                                                    151              167             417          398
                                                                    -----            -----           -----        -----

         NET EARNINGS                                              $  375           $  404          $1,066       $1,051
                                                                    =====            =====           =====        =====
Other comprehensive income, net of tax:
  Unrealized gains on securities, net of tax                       $  151           $   98          $  260       $  248
  Reclassification adjustment for realized gains included in
    earnings, net of tax of $5                                         -                -              (11)          -
                                                                    -----            -----           -----        -----
COMPREHENSIVE INCOME                                               $  526           $  502          $1,315       $1,299
                                                                    =====            =====           =====        =====
EARNINGS PER SHARE
  Basic (based on net earnings)                                      $.41             $.37           $1.12         $.97
                                                                      ===              ===            ====          ===
  Diluted (based on net earnings)                                    $.39             $.36           $1.08         $.95
                                                                      ===              ===            ====          ===

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity

                        (In thousands, except share data)

                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                             2002                  2001
Balance at January 1                                                                      $17,402               $17,013

Purchase of shares                                                                         (2,466)                  (72)

Issuance of shares under stock option plan                                                    291                   141

Amortization of stock benefit plan                                                             13                    38

Cash dividends of $.38 in 2002 and $.36 in 2001                                              (359)                 (393)

Unrealized gains on securities designated as
available for sale, net of related tax effects                                                249                   248

Net earnings                                                                                1,066                 1,051
                                                                                           ------                ------

Balance at September 30                                                                   $16,196               $18,026
                                                                                           ======                ======

Accumulated other comprehensive income                                                    $   504               $   323
                                                                                           ======                ======

                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                             2002                  2001
Cash flows from operating activities:
  Net earnings for the period                                                             $ 1,066               $ 1,051
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                              80                    78
    Amortization of premiums on investments and
      mortgage-backed securities                                                               34                    28
    Gain on sale of investment securities                                                     (17)                   -
    Amortization expense of stock benefit plan                                                 13                    38
    Provision for losses on loans                                                             270                   257
    Loss on equity investment                                                                  77                   170
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                                    (36)                    7
      Accrued interest receivable on mortgage-backed securities                               (23)                    9
      Accrued interest receivable on investments                                               13                     9
      Prepaid expenses and other assets                                                        18                     5
      Accrued interest and other liabilities                                                   69                    (1)
      Federal income taxes
        Current                                                                               (69)                  (78)
        Deferred                                                                               22                    25
                                                                                           ------                ------
         Net cash provided by operating activities                                          1,517                 1,598

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities                                                 269                    -
  Purchase of investment securities                                                        (3,712)                 (253)
  Maturities/calls of investment securities                                                 2,235                 2,275
  Purchase of mortgage-backed securities                                                   (8,024)                   -
  Principal repayments on mortgage-backed securities                                        1,118                   715
  Purchase of Federal Home Loan Bank stock                                                    (30)                   -
  Loan disbursements                                                                      (33,518)              (43,693)
  Principal repayments on loans                                                            31,370                33,861
  Investment in real estate partnership                                                       (21)                  (29)
  Proceeds from sale of real estate acquired through foreclosure                               65                    -
  Purchases and additions to office premises and equipment                                    (67)                  (49)
  Increase in cash surrender value of life insurance policy                                    -                    (31)
                                                                                           ------                ------
         Net cash used in investing activities                                            (10,315)               (7,204)
                                                                                           ------                ------

         Net cash used in operating and investing activities
           (balance carried forward)                                                       (8,798)               (5,606)
                                                                                           ------                ------

                           LOGANSPORT FINANCIAL CORP.

                Consolidated Statements of Cash Flows (Continued)

                                 (In thousands)
                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                             2002                  2001
         Net cash used in operating and investing activities
           (balance brought forward)                                                      $(8,798)              $(5,606)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                         13,114                 3,421
  Proceeds from Federal Home Loan Bank advances                                             9,950                10,750
  Repayment of Federal Home Loan Bank advances                                             (8,864)              (10,000)
  Repayment of note payable                                                                   (72)                  (72)
  Proceeds from the exercise of stock options                                                 291                   141
  Purchase of shares                                                                       (2,466)                  (72)
  Dividends on common stock                                                                  (359)                 (393)
                                                                                           ------                ------
         Net cash provided by financing activities                                         11,594                 3,775
                                                                                           ------                ------

Net increase (decrease) in cash and cash equivalents                                        2,796                (1,831)

Cash and cash equivalents, beginning of period                                              8,816                 9,210
                                                                                           ------                ------

Cash and cash equivalents, end of period                                                  $11,612               $ 7,379
                                                                                           ======                ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                   $ 3,674               $ 4,405
                                                                                           ======                ======

    Income taxes                                                                          $   464               $   450
                                                                                           ======                ======

  Dividends payable at end of period                                                      $   120               $   132
                                                                                           ======                ======

Supplemental disclosure of noncash financing activities:
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                            $   249               $   248
                                                                                           ======                ======

                           Logansport Financial Corp.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     For the nine and three month periods ended September 30, 2002 and 2001


NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Logansport Financial Corp.'s (the "Company") financial position as of September 30, 2002, and its results of operations and cash flows for the three and nine month periods ended September 30, 2002 and 2001. The results of operations for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results which may be expected for the entire year.


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


NOTE C:  Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares issued under the Company's stock option plan. The computations are as follows:

                                                  For the three months ended            For the nine months ended
                                                         September 30,                           September 30,
                                                      2002           2001                    2002           2001
Weighted-average common shares
  outstanding (basic)                              918,123      1,095,378                 955,824      1,089,000
Dilutive effect of assumed exercise
  of stock options                                  30,121         23,477                  29,512         17,952
                                                   -------      ---------                 -------      ---------
Weighted-average common shares
  outstanding (diluted)                            948,244      1,118,855                 985,336      1,106,952
                                                   =======      =========                 =======      =========

A cash dividend of $.13 per common share was declared on September 3, 2002, payable on October 10, 2002, to stockholders of record as of September 16, 2002.

In October 2002, the Company repurchased 73,000 of its shares from two shareholders in a privately negotiated transaction for $17.25 per share, or a total cost of approximately $1.3 million.

NOTE D:  Recent Accounting Pronouncements

In September 2001 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises.

Management adopted SFAS No. 142 effective January 1, 2002, as required, without material effect on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective January 1, 2002, without material effect on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Company's financial condition or results of operations.

In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets.

SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted.

SFAS No. 147 is not expected to have a material effect on the Company's financial condition or results of operations.

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

Discussion of Financial Condition Changes from December 31, 2001 to September 30, 2002

The Company reported total assets of $151.0 million at September 30, 2002, an increase of $13.0 million, or 9.4%, compared to December 31, 2001. This increase was funded primarily by growth in deposits of $13.1 million, an increase in advances from the Federal Home Loan Bank of $1.0 million and undistributed earnings of $707,000, which were partially offset by share repurchases of $2.5 million. Cash and cash equivalents increased by $2.8 million, from $8.8 million at December 31, 2001, to $11.6 million at September 30, 2002. Investment and mortgage-backed securities totaled $18.7 million at September 30, 2002, an increase of $8.5 million, or 83.0%, over December 31, 2001, as purchases of securities totaling $11.7 million were partially offset by repayments, calls and maturities of $3.4 million and sales of $252,000.

Net loans increased from $111.7 million at December 31, 2001 to $113.6 million at September 30, 2002. Loan originations amounted to $33.5 million for the nine months ended September 30, 2002, while principal repayments amounted to $31.4 million. Loan originations during 2002 were comprised primarily of loans secured by nonresidential and commercial real estate, other commercial property and commercial leases. The commercial and nonresidential loan portfolios totaled $36.2 million at September 30, 2002, compared to $31.9 million at December 31, 2001. Loans secured by one- to four-family residential real estate totaled $63.9 million at December 31, 2001 and $64.4 million at September 30, 2002. Construction loans totaled $732,000 at September 30, 2002, compared to $2.3 million at December 31, 2001.

Deposits totaled $97.0 million at September 30, 2002, an increase of $13.1 million, or 15.6%, over the balance at December 31, 2001. Borrowings increased by $1.0 million over the nine month period, and at September 30, 2002, were comprised of $35.8 million of FHLB advances and a $1.1 million note payable related to an equity investment in low income housing. Proceeds from deposit growth were generally used to fund the purchase of investments and mortgage-backed securities, new loan growth, and a 10% stock repurchase program. However, $5.2 million of the deposit increase was comprised of short-term local governmental deposits which are subject to bids every 60 to 90 days and, therefore, may or may not be retained.

Shareholders' equity totaled $16.2 million at September 30, 2002, a decrease of $1.2 million, or 6.9%, from the $17.4 million total at December 31, 2001. The decrease resulted from stock repurchases totaling $2.5 million and dividends paid of $359,000, which were partially offset by net earnings of $1,066,000, an increase of $249,000 in the unrealized gains on securities available for sale and proceeds from exercise of stock options totaling $291,000.

Results of Operations

Comparison of the Nine Months Ended September 30, 2002 and September 30, 2001

Net earnings for the nine months ended September 30, 2002 totaled $1,066,000, compared with $1,051,000 for the nine months ended September 30, 2001, an increase of $15,000, or 1.4%. Net interest income increased by $233,000, total other income increased by $47,000 and general, administrative and other expense increased by $233,000, while the provision for losses on loans increased by $13,000 and income taxes increased by $19,000.

Interest income on loans decreased by $293,000, or 4.5%, for the nine months ended September 30, 2002, compared to the same period in 2001, due primarily to a decrease in the yield on loans of 51 basis points, from 7.81% in the 2001 period to 7.30% in the 2002 period. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $728,000 for the nine months ended September 30, 2002, a $168,000, or 18.8%, decrease from the 2001 period. The decrease was due primarily to a decrease in the average yield year to year. Interest expense on deposits decreased by $595,000, or 20.9%, as the average cost of deposits decreased by 108 basis points, from 4.12% for the nine months ended September 30, 2001 to 3.04% for the nine months ended September 30, 2002. Interest expense on borrowings decreased by $99,000, or 6.5%, due primarily to a decrease in the average cost of borrowings year to year, from 5.46% for the nine months ended September 30, 2001 to 5.37% in the 2002 period. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued during the nine month period ended September 30, 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $233,000, or 7.6%, to $3.3 million for the nine months ended September 30, 2002, compared to $3.1 million for the same period in 2001. The interest rate spread was 3.38% at September 30, 2002 compared to 3.19% at September 30, 2001.

The Company maintains a general allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $270,000 for the nine months ended September 30, 2002, compared to $257,000 for the nine months ended September 30, 2001. The increase in the provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio and the increase in the level of nonperforming loans year to year. At September 30, 2002 and December 31, 2001, the allowance amounted to $1.4 million and $1.1 million, respectively, for a ratio to total loans of 1.19% at September 30, 2002 and 1.00% at December 31, 2001. Non-performing loans totaled $1.8 million and $1.9 million at September 30, 2002 and December 31, 2001, respectively. The ratio of the allowance for loan losses to non-performing loans amounted to 76.9% at September 30, 2002 and 58.1% at December 31, 2001. Based on management's review of the loan portfolio, the allowance for loan losses at September 30, 2002 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Total other income increased by $47,000, or 32.6%, for the nine months ended September 30, 2002, compared to the same period in 2001, due primarily to a decrease in the pre-tax loss on the equity investment of $93,000 and a $17,000 gain on the sale of an investment security. Service charges on deposit accounts decreased by $14,000, or 7.8%. Other operating income decreased by $49,000, or 36.3%, due primarily to a decrease in the income on Bank owned life insurance and a decline in insurance commissions. The Company has transferred the Bank owned life insurance to a new insurance company in order to obtain additional death benefits; however, it is anticipated that no income will be earned on the policies for a period of two years.

Comparison of the Nine Months Ended September 30, 2002 and September 30, 2001 (continued)

Total general, administrative and other expense amounted to $1.8 million for the nine-month period ended September 30, 2002, an increase of $233,000, or 15.3%, compared to the nine month period ended September 30, 2001. Employee compensation and benefits expense increased by $148,000, or 18.0%, mainly due to an increase in personnel and the increased cost of medical insurance, which has increased by $34,000 compared to the same period in 2001. In addition, the Company resumed an accrual of $5,000 per month in June for probable contributions to the defined benefit pension plan due to the recent decline in the equity markets. This plan has been fully funded for many years but the Company has been notified by the plan trustee that contributions may be required. The exact amount, if required, will not be available until the fourth quarter of 2002. If no contributions are required the accrual will be reversed in the fourth quarter. Other operating expenses increased by $73,000, or 19.5%, compared to the period ended September 30, 2001, due primarily to increases in advertising, internet banking costs, professional fees and Nasdaq filing fees, year to year.

The provision for income taxes totaled $417,000 for the nine months ended September 30, 2002, an increase of $19,000, or 4.8%, over the same period in 2001. The increase was due to a $34,000, or 2.3%, increase in pre-tax earnings. The Company's effective tax rates for the nine-month periods ended September 30, 2002 and 2001, were 28.1% and 27.5%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.


Comparison of the Three Months Ended September 30, 2002 and September 30, 2001

Net earnings for the three months ended September 30, 2002 totaled $375,000, compared with $404,000 for the three months ended September 30, 2001, a decrease of $29,000, or 7.2%. Net interest income increased by $51,000, total other income increased by $11,000 and general, administrative and other expense increased by $103,000, while the provision for losses on loans increased by $4,000 and income taxes decreased by $16,000.

Interest income on loans decreased by $132,000, or 5.9%, for the three months ended September 30, 2002, compared to the same quarter in 2001, due primarily to a decrease in the yield on loans. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $265,000 for the three months ended September 30, 2002, a $22,000, or 9.1%, increase from the 2001 quarter. The increase was due primarily to a increase in the average balance year to year. Interest expense on deposits decreased by $153,000, or 17.1%, as the average cost of deposits decreased. Interest expense on borrowings decreased by $8,000, or 1.7%, due primarily to a decrease in the average cost of borrowings year to year. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the 2002 reporting period. As a result of the foregoing changes in interest income and interest expense, net interest income increased by $51,000, or 4.7%.

The Company maintains a general allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $90,000 for the three months ended September 30, 2002, compared to $86,000 for the three months ended September 30, 2001. The increase in the provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio and the increase in the level of nonperforming loans year to year. At September 30, 2002 and December 31, 2001, the allowance amounted to $1.4 million and $1.1 million, respectively, for a ratio to total loans of 1.20% at September 30, 2002 and 1.00% at December 31, 2001. Non-performing loans totaled $1.8 million and $1.9 million at September 30, 2002 and December 31, 2001, respectively. The ratio of the allowance for loan losses to non-performing loans amounted to 76.9% at September 30, 2002 and 58.1% at December 31, 2001. Based on management's review of the loan portfolio, the allowance for loan losses at September 30, 2002 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Comparison of the Three Months Ended September 30, 2002 and September 30, 2001 (continued)

Other income totaled $58,000 for the three months ended September 30, 2002, an $11,000, or 23.4%, increase over the 2001 quarter. The increase was due primarily to a decrease in the pre-tax loss on the equity investment of $33,000. Service charges on deposit accounts decreased by $2,000, or 3.6%. Other operating income decreased by $20,000, or 44.4%, due primarily to a decrease in the income on Bank owned life insurance and a decline in insurance commissions. The Company has transferred the Bank owned life insurance to a new insurance company in order to obtain additional death benefits; however, it is anticipated that no income will be earned on the policies for a period of two years.

General, administrative and other expense totaled $579,000 for the three-month period ended September 30, 2002, an increase of $103,000, or 21.6%, compared to the three month period ended September 30, 2001. Employee compensation and benefits expense increased by $80,000, or 30.7%, due to increased personnel and increases in the cost of medical insurance, in addition to the resumption of the accrual for pension expense as discussed in the comparison of the nine months ended September 30, 2002. Other operating expenses increased by $19,000, or 17.6%, compared to the quarter ended September 30, 2001, due primarily to increases in advertising, the offering of internet banking, and professional fees.

The provision for income taxes totaled $151,000 for the three months ended September 30, 2002, a decrease of $16,000, or 9.6%, from the same period in 2001. The decrease was due to a $45,000, or 7.9%, decrease in pre-tax earnings. The Company's effective tax rates for the three-month periods ended September 30, 2002 and 2001, were 28.7% and 29.2%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.


Capital Resources

Pursuant to Office of Thrift Supervision ("OTS") capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 2002, the Bank's tangible and leverage capital ratios were each 9.97%, and its risk-based capital to risk-weighted assets ratio was 16.77%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital levels as of September 30, 2002.

Capital Standard              Required                  Bank's                       Excess
----------------              --------                  ------                       ------
                                                     (In thousands)
Tangible (1.5%)                 $2,255                 $14,982                      $12,727
Core (4.0%)                      6,013                  14,982                        8,969
Risk-based (8.0%)                7,723                  16,191                        8,468


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

The OTS issued a regulation, effective January 1, 1994, which uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. Under OTS regulations, an institution's "normal" level of interest rate risk, in the event of an assumed change in interest rates, is a decrease in the institution's NPV in an amount not exceeding 2% of the present value of its assets. Thrift institutions with over $300 million in assets or less than a 12% risk-based capital ratio are required to file OTS Schedule CMR. Data from schedule CMR is used by the OTS to calculate changes in NPV (and the related "normal" level of interest rate risk based upon certain interest rate changes (discussed below). Institutions which do not meet either of the filing requirements are not required to file OTS Schedule CMR, but may do so voluntarily. The Bank does not currently meet either of these requirements, but it does voluntarily file Schedule CMR. Presented below, as of June 30, 2002, the latest available date, is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 300 basis points and in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities declines due to the rate increase. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising and falling rate scenarios.

Change                          Net Portfolio Value                              NPV as % of PV of Assets
In Rates            $ Amount        $ Change          % Change                 NPV Ratio           Change
                     (Dollars in thousands)
+300bp               $12,927         $-4,742              -27%                     8.88%            -263bp
+200bp                14,855          -2,814              -16%                    10.02%            -149bp
+100bp                16,478          -1,191               -7%                    10.91%             -60bp
     -                17,669                                                      11.51%
- 100bp               17,832             163               +1%                    11.48%              -3bp
- 200bp                   -               -                 -                        -                 -
- 300bp                   -               -                 -                        -                 -

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                          11.51%
Exposure Measure: Post-Shock NPV Ratio                                 10.02%
Sensitivity Measure: Change in NPV Ratio                                150bp

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

Item 4.  Controls and Procedures

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our President and Treasurer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our President and Treasurer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Our President and Treasurer have concluded that, subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the nine-month period ended September 30, 2002, or are as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

         The following exhibits are attached to this report on Form 10-Q:

                99.1     Certification of Chief Executive Officer and Treasurer

         (b)      Reports on Form 8-K.

         The Registrant filed no reports on Form 8-K during the quarter.

         The Registrant filed a report on Form 8-K on October 4, 2002, disclosing the repurchase of 73,000 shares of its common stock from two of its shareholders in a private transaction.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                         Logansport Financial Corp.



Date: November 12, 2002                  By:/s/ David G. Wihebrink
     -----------------------                ----------------------------------
                                            David G. Wihebrink, President and
                                            Chief Executive Officer


Date: November 12, 2002                  By:/s/ Dottye Robeson
     -----------------------                ----------------------------------
                                            Dottye Robeson, Secretary and
                                            Treasurer

                                  CERTIFICATION


         I, David G. Wihebrink, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Logansport Financial Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:  November 12, 2002
                -----------------

                                        /s/David G. Wihebrink
                                        ---------------------------
                                        David G. Wihebrink
                                        President and Chief Executive Officer

                                  CERTIFICATION

         I, Dottye Robeson, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Logansport Financial Corp.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date ;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Dated: November 12, 2002
                -----------------

                                                     /s/Dottye Robeson
                                                     ------------------------
                                                     Dottye Robeson
                                                     Secretary and Treasurer