Form 10-K
period 2002-12-31
LOGANSPORT FINANCIAL CORP
filed 2003-03-27
CIK 939928

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________ to _______________

Commission File Number            0-25910
                           ---------------------




                           LOGANSPORT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)



                 INDIANA                                  35-1945736
    ---------------------------------          -------------------------------
      (State or other Jurisdiction             (I.R.S. Employer Identification
    of Incorporation or Organization)                      Number)



 723 East Broadway, Logansport, Indiana                     46947
---------------------------------------           -------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405, Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference to the the price at which the common equity was last sold on June 28, 2002, was $14,852,163.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 1, 2003, was 850,958 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated into Part II. Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 32 Pages

                           LOGANSPORT FINANCIAL CORP.

                                    Form 10-K

                                      INDEX

                                                                                     Page
Forward Looking Statements ........................................................    1


PART I

Item 1.     Business ..............................................................    1

Item 2.     Properties ............................................................   24

Item 3.     Legal Proceedings .....................................................   25

Item 4.     Submission of Matters to a Vote of Security Holders ...................   25

Item 4.5.   Executive Officers of Registrant ......................................   25


PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..   25

Item 6.     Selected Financial Data ...............................................   26

Item 7.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ...........................................   26

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk ............   26

Item 8.     Financial Statements and Supplementary Data ...........................   26

Item 9.     Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure ............................................   27


PART III

Item 10.    Directors and Executive Officers of Registrant ........................   27

Item 11.    Executive Compensation ................................................   27

Item 12.    Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters .....................................   27

Item 13.    Certain Relationships and Related Transactions ........................   28

Item 14.    Controls and Procedures ...............................................   28


PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......   29


Signatures  .......................................................................   30

Certifications ....................................................................   31

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

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 55.0% of the Company's gross loans at December 31, 2002. The Bank also offers multi-family mortgage loans, commercial real estate loans, construction loans, commercial loans and leases and consumer loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 1.4% and 18.3%, respectively, of the Company's gross loans at December 31, 2002. Commercial loans constituted 9.7% and commercial leases 3.9% of the gross loans at December 31, 2002. Residential real estate construction loans constituted approximately 1.2% of the Company's gross loans at December 31, 2002. Installment, share, home equity, and home improvement loans constituted approximately 4.6%, .1%, 1.2%, and 4.6%, respectively, of the Company's total loan portfolio at December 31, 2002.

Lending Activities

     Loan Portfolio Data. The following table sets forth the composition of the Company's loan portfolio by loan type and security type as of the dates indicated, including a reconciliation of gross loans receivable after consideration of the allowance for loan losses and loans in process.

                                                                             At December 31,
                                 --------------------------------------------------------------------------------------------------
                                        2002                 2001                 2000                1999               1998
                                 ------------------   ------------------   ------------------   ----------------  -----------------
                                           Percent              Percent               Percent           Percent            Percent
                                  Amount   of Total    Amount   of Total    Amount    of Total   Amount of Total   Amount  of Total
                                 --------  --------   --------  --------   --------   --------  ------- --------  -------- --------
                                                                          (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
  Residential .................  $ 61,717    55.02%   $ 63,863    56.25%   $ 62,277    59.73%   $57,889   62.23%   $52,205   69.35%
  Commercial real estate ......    20,557    18.33      18,435    16.24      13,230    12.69     11,825   12.71      3,492    4.64
  Multi-family ................     1,606     1.43       1,816     1.60       2,050     1.96      2,111    2.27      1,584    2.10
Construction:
  Residential .................     1,317     1.17       2,278     2.01       2,814     2.70      2,575    2.77      1,742    2.31
  Commercial real estate ......        --       --          --       --          --       --         --      --      1,400    1.86
  Multi-family ................        --       --          --       --          --       --         --      --        350     .47
Commercial loans ..............    10,924     9.74       9,586     8.44       7,088     6.80      4,102    4.41      1,486    1.97
Commercial leases .............     4,352     3.88       3,914     3.45       2,228     2.14      1,609    1.73         --      --
Consumer loans:
  Installment (2) .............     5,156     4.60       6,473     5.70       7,045     6.75      6,107    6.56      6,021    8.00
  Share .......................        62      .06         144      .13         290      .28        289     .31        314     .42
  Home equity .................     1,358     1.21       1,199     1.06       1,164     1.12        974    1.05      1,090    1.45
  Home improvement ............     5,118     4.56       5,819     5.12       6,076     5.83      5,544    5.96      5,589    7.43
                                 --------   ------    --------    ------   --------   ------    -------  ------    -------  ------
    Gross loans receivable ....  $112,167   100.00%   $113,527    100.00%  $104,262   100.00%   $93,025  100.00%   $75,273  100.00%
                                 ========   ======    ========    ======   ========   ======    =======  ======    =======  ======

TYPE OF SECURITY
  Residential (1) .............  $ 71,320    63.58%   $ 74,097    65.27%   $ 73,056    70.07%   $66,150   71.11%   $61,291   81.42%
  Commercial real estate ......    20,557    18.33      18,725    16.49      13,606    13.05     12,334   13.26      4,108    5.46
  Multi-family ................     1,606     1.43       1,816     1.60       2,050     1.96      2,088    2.25      1,934    2.57
  Deposits ....................        62      .06         144      .13         290      .28        289     .31        314     .42
  Auto ........................     2,382     2.12       2,857     2.52       3,223     3.09      2,477    2.66      2,210    2.94
  Consumer (2) ................     1,646     1.47       2,388     2.10       2,722     2.61      1,599    1.72      1,918    2.55
  Other security ..............    14,594    13.01      13,500    11.89       9,315     8.94      8,088    8.69      3,498    4.64
                                 --------   ------    --------   ------    --------   ------    -------  ------    -------  ------
    Gross loans receivable.....   112,167   100.00%    113,527   100.00%    104,262   100.00%    93,025  100.00%    75,273  100.00%
Deduct:
Allowance for loan losses .....     1,458     1.30       1,132     1.00         760      .73        440     .47        285     .38
Loans in process ..............       323      .29         699      .61       1,084     1.04      1,685    1.81      1,915    2.54
                                 --------   ------    --------   ------    --------   ------    -------  ------    -------  ------
  Net loans receivable ........  $110,386    98.41%   $111,696    98.39%   $102,418    98.23%   $90,900   97.72%   $73,073   97.08%
                                 ========   ======    ========   ======    ========   ======    =======  ======    =======  ======
Mortgage Loans (including
     construction):
  Adjustable-rate .............  $ 48,068    56.42%   $ 52,365    60.61%   $ 51,664    64.28%   $48,119   64.68%   $45,552   74.95%
  Fixed-rate ..................    37,129    43.58      34,027    39.39      28,707    35.72     26,281   35.32     15,221   25.05
                                 --------   ------    --------    ------   --------   ------    -------  ------    -------  ------
    Total .....................  $ 85,197   100.00%   $ 86,392   100.00%   $ 80,371   100.00%   $74,400  100.00%   $60,773  100.00%
                                 ========   ======    ========    ======   ========   ======    =======  ======    =======  ======
--------------------------
(1)  Includes home equity, residential construction and home improvement loans.
(2)  Includes "one-pay" notes due in less than one year.

     The following table sets forth certain information at December 31, 2002, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                  Balance due during years ending December 31,
                                     --------------------------------------------------------------------
                         Outstanding                                2006      2008      2013      2018
                       at December 31,                               to        to        to        and
                             2002      2003     2004      2005      2007      2012      2017    following
                           -------   -------   -------   -------   -------   -------   -------  ---------
                                                           (In thousands)
Mortgage loans (including
 construction):
  Residential ..........  $ 63,034   $ 1,678   $   121   $   178   $ 1,174   $ 6,022   $14,393   $39,468
  Multi-family .........     1,606        --       400        --        --     1,206        --        --
  Commercial real estate    20,557       341       736       550       213     5,505     6,087     7,125
Commercial loans .......    10,924     6,933       236       234     1,848     1,673        --        --
Commercial leases ......     4,352     1,180     1,147       858       765       402        --        --
Consumer loans:
  Home improvement .....     5,118        37       151       206       761     2,292     1,404       267
  Home equity ..........     1,358        --        --        --        --        --     1,358        --
  Installment ..........     5,156     1,795       426     1,004     1,204       642        85        --
  Share ................        62        62        --        --        --        --        --        --
                          --------   -------   -------   -------   -------   -------   -------   -------
    Total ..............  $112,167   $12,026   $ 3,217   $ 3,030   $ 5,965   $17,742   $23,327   $46,860
                          ========   =======   =======   =======   =======   =======   =======   =======

     The following table sets forth, as of December 31, 2002, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                       Due After December 31, 2003
                                  ---------------------------------------
                                  Fixed Rates  Variable Rates     Total
                                  -----------  --------------   ---------
                                            (In thousands)
Mortgage loans:
  Residential ..................    $27,483        $33,873       $ 61,356
  Multi-family .................        683            923          1,606
  Commercial real estate .......      7,183         13,033         20,216
Commercial loans ...............      3,046            945          3,991
Commercial leases ..............      3,172             --          3,172

Consumer loans:
  Home improvement .............      5,081             --          5,081
  Home equity ..................         --          1,358          1,358
  Installment ..................      3,361             --          3,361
                                    -------        -------       --------
    Total ......................    $50,009        $50,132       $100,141
                                    =======        =======       ========

     Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $61.7 million, or 55.0% of the Company's portfolio of loans at December 31, 2002, consisted of one- to four-family residential mortgage loans.

     The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity. These ARMs have a current margin above such index of 2.75%, or 3.00% for loans in which interest is amortized and payments are due monthly or bi-weekly. Many of the residential ARMs in the Company's portfolio at December 31, 2002, provided for a maximum rate adjustment per year of 1%, although the Bank began originating residential ARMs which provide for a maximum rate adjustment of 2% per year in 1995. The Bank's residential ARMs provide for a maximum rate adjustment of 5% over the life of the loan. These ARMs generally bear terms of between 15 and 30 years.

     The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period that generally does not exceed
15 years. At December 31, 2002, 43.6% of the Company's total mortgage portfolios, which includes residential, commercial real estate, multi-family loans and construction loans, had fixed rates of interest and 56.4% had adjustable rates.

     The Bank generally does not originate residential mortgage loans if the ratio of the loan amount to the lesser of current cost or appraised value of the property (i.e., the "loan-to-value ratio") exceeds 90% on ARMs or 80% on fixed-rate loans. However, in certain circumstances the Bank may originate loans exceeding the above loan-to-value ratios. In 2002, if the loan-to-value ratio on a residential single-family mortgage loan exceeded 90%, the Bank required private mortgage insurance.

     Substantially all of the residential mortgage loans that the Bank originates include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     Historically, the Bank's residential mortgage loans have not been originated on terms and conditions and using documentation that conform to the standard underwriting criteria required to sell such loans on the secondary market. However, the Bank is in the process of conforming its origination process to meet FHLB of Indianapolis and Freddie Mac requirements. The Bank generally retains its loans in its portfolio and does not anticipate the need to sell its non-conforming loans. See "-- Origination, Purchase and Sale of Loans."

     At December 31, 2002, residential loans amounting to $87,000, or .08% of total loans, were included in non-performing assets. See "Non-Performing and Problem Assets."

     Commercial Real Estate Loans. At December 31, 2002, $20.6 million, or 18.3% of the Company's total loan portfolio, consisted of commercial real estate loans. Of these loans, $171,000 constituted participations in loans secured by commercial real estate which were purchased from other financial institutions in 2002. The commercial real estate loans included in the Company's portfolio are primarily secured by non-residential real estate such as small office buildings, nursing homes, churches, light manufacturing facilities, retail and service outlets, warehouses, professional buildings and farm real estate. The Bank currently originates commercial real estate loans as adjustable-rate loans indexed to the one-, three- or five-year U.S. Treasury or the prime interest rate with various margins, or as fixed rate loans. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. No single commercial real estate loan at December 31, 2002, exceeded $2,000,000. One commercial real estate loan was included in non-performing assets at December 31, 2002, amounting to $605,000.

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

     Multi-Family Loans. Approximately $1.6 million, or 1.4% of the Company's portfolio of loans at December 31, 2002, consisted of multi-family loans. These loans are generally purchased participations and secured by apartment complexes and other multi-family residential properties. At December 31, 2002, no multi-family loan was included in non-performing assets.

     Construction Loans. The Bank offers construction loans with respect to owner-occupied residential real estate and, in limited cases, to builders or developers constructing such properties on a speculative investment basis (i.e., before the builder/developer obtains a commitment from a buyer). The Bank may also purchase participations.

     At December 31, 2002, $1.3 million, or 1.2%, of the Company's total loan portfolio consisted of construction loans. All construction loans at December 31, 2002, were one- to four-family residential loans. The largest construction loan at December 31, 2002, was approximately $185,000. No construction loans were included in non-performing assets on that date.

     Construction loans originated by the Bank are written such that interest only is payable during the construction phase, which is typically limited to nine months, and following the construction phase, a permanent loan is made. Inspections are made prior to any disbursement under a construction loan.

     Commercial Loans. At December 31, 2002, $10.9 million, or 9.7% of the Company's total loan portfolio consisted of commercial loans provided to finance receivables, inventory or equipment. These loans were originated by the Bank and provided to existing businesses located primarily in Cass County and its contiguous counties. Loans are underwritten on a case-by-case basis with emphasis placed on cash flow analysis and the borrower's debt service capacity. The majority of the loans are written on a variable rate using the Bank's prime rate as the primary index rate. The weighted average maturity of the variable rate portion of the portfolio was 10 months and the weighted average maturity of the fixed rate portion of the portfolio was 52 months at December 31, 2002. One commercial loan was included in non-performing assets at December 31, 2002, amounting to $763,000.

     Commercial Leases. At December 31, 2002, $4.4 million, or 3.9% of the Company's total loan portfolio consisted of commercial leases provided to finance equipment. The Bank's lease portfolio consists of a joint marketing effort between the Bank and SCI Leasing Group, a Carmel, Indiana based concern, with all credit decisions made solely by the Bank and following the same underwriting standards as are applied to traditional commercial loan requests. Commercial leases are a fixed rate financing tool with the weighted-average maturity of the Bank's lease portfolio at 50 months as of December 31, 2002.

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

     The Company's consumer loans, consisting primarily of installment, share, home improvement, and home equity loans, aggregated $11.7 million as of December 31, 2002, or 10.2% of the Company's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the consumer loans originated by the Bank, except home equity loans, are fixed-rate loans, and substantially all are secured loans.

     Installment loans, totaling $5.2 million, or 4.6% of total loans at December 31, 2002, are fixed-rate loans generally secured by collateral, including automobiles, and are made for maximum terms of up to ten years (depending on the collateral). The Bank's installment loans also include "one-pay" notes, some of which are secured by residential real estate and all of which amortize at rates similar to those for home improvement loans and have maximum terms of 6 months to one year.

     Share loans, totaling $62,000, or .1% of total loans at December 31, 2002, are made up to 80% of the original account balance and accrue at a rate of 2-3% over the underlying certificate of deposit rate. Interest on share loans is paid quarterly. Home improvement loans totaled $5.1 million, or 4.6% of the Company's total loan portfolio at December 31, 2002, and are close-ended fixed-rate loans made for maximum terms up to 15 years. The Bank's home improvement loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any.

     The Bank also offers open-ended lines of credit secured by a lien on the equity in the borrower's home in amounts up to 90% of the appraised value of the real estate (taking into account any other mortgages on the property). The Bank's home equity loans are adjustable-rate loans with interest rates equal to the national prime rate plus 0.5% and payments equal to the greater of 2% of the outstanding loan balance or $50. The Bank's home equity loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any, and generally have a maximum term of 15 years. At December 31, 2002, the Bank had approved $2.4 million of home equity loans, of which $1.4 million were outstanding.

     As a general rule, consumer loans involve a higher level of risk than one- to four-family residential mortgage loans because consumer loans are generally made based upon the borrower's ability to repay the loan, which is subject to change, rather than the value of the underlying collateral, if any. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate and credit risks. As of December 31, 2002, consumer loans totaling $29,000 were included in non-performing assets, which indicates the Bank's success in managing consumer loan risk.

     Letters of Credit Securing Tax-Exempt Bonds. The Bank currently maintains four letters of credit, each in the amount of $253,000, to secure payments required under tax-exempt bonds issued to raise funds for low-income housing projects in Franklin, Kokomo and Michigan City, Indiana and Hamilton, Ohio. The issuer of the tax-exempt bonds is permitted to draw against these letters of credit only in the event it defaults in making payments required under the bonds, and any such draws made against the letters of credit would be secured by a mortgage on the subject housing project. The Bank also has two letters of credit totaling $1.5 million associated with the equity investment owned by the Bank; these also secure payments required for tax-exempt bonds. No draws against any letters of credit had been made as of December 31, 2002. In addition to the above, the Bank held $185,000 in standby letters of credit for one commercial loan customer.

     Origination, Purchase and Sale of Loans. In an effort to control costs incurred by its mortgage customers, the Bank currently originates its mortgage loans pursuant to its own underwriting standards which are not in conformity with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). If it desired to sell its mortgage loans, the Bank might therefore experience some difficulty selling such loans quickly in the secondary market. The Bank has no intention, however, of attempting to sell such loans but does plan to sell selected loans originated in 2003 through the MPP program of the FHLB of Indianapolis.

     The Bank confines its loan origination activities primarily to Cass County, Indiana. The Bank's loan originations are generated from referrals from real estate dealers and existing customers, and newspaper and periodical advertising. Business loan originations also arise from an active business development calling program. All loan applications are processed and underwritten at the Bank's main office.

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $2.5 million at December 31, 2002. The Company's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

     The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors.

     The Bank generally requires appraisals or loan officer evaluations on all property securing its loans and requires title insurance and a valid lien on its mortgaged real estate. Appraisals for residential real property are performed either by an in-house appraiser who is a state-licensed residential appraiser or an independent state-licensed residential appraiser. The Bank also uses the services of certified residential appraisers, who are not in-house, for performance of appraisals related to loans in excess of $250,000. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It also requires flood insurance to protect the property securing its interest if the property is in a flood plain.

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

     The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.

                                                                  Year Ended December 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (In thousands)

Gross loans receivable at beginning of period .............   $113,527   $104,262   $ 93,025
Originations:
  Mortgage loans:
    Residential ...........................................     14,737     18,243     17,598
    Commercial real estate and lines of credit and
      multi-family ........................................     25,554     36,011     25,586
                                                              --------   --------   --------
    Total mortgage loans and commercial loans .............     40,291     54,254     43,184
  Consumer loans:
    Installment ...........................................      3,176      4,342      5,692
    Share .................................................         --         --        146
    Home improvement ......................................      1,669      2,260      2,447
    Home equity ...........................................        418        226        224
                                                              --------   --------   --------
      Total consumer loans ................................      5,263      6,828      8,509
                                                              --------   --------   --------
        Total originations ................................     45,554     61,082     51,693
Purchases:
  Commercial real estate and multi-family .................        171        499         --
                                                              --------   --------   --------
    Total purchases .......................................        171        499         --
                                                              --------   --------   --------
      Total originations and purchases ....................     45,725     61,581     51,693
Sales .....................................................         --        416         --
Repayments and deductions .................................     47,085     51,900     40,456
                                                              --------   --------   --------
Gross loans receivable at end of period ...................   $112,167   $113,527   $104,262
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

     Non-Performing Assets. At December 31, 2002, $1.5 million, or .99% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans, real estate owned ("REO"), troubled debt restructurings and non-accruing investments), compared to $2.0 million, or 1.5%, of the Company's total assets at December 31, 2001. At December 31, 2002, residential loans accounted for 5.9% and consumer loans accounted for 1.9% of non-performing assets. Commercial real estate loans accounted for 40.8% and commercial operating loans accounted for 51.4% of non-performing assets. There were no non-accruing investments at December 31, 2002.

     The table below sets forth the amounts and categories of the Company's non-performing assets (non-accruing loans and real estate owned) as of the date indicated. It is the policy of the Company that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.

                                                                 At December 31,
                                                 --------------------------------------------------
                                                  2002       2001      2000       1999       1998
                                                 -------    ------    -------    -------    -------
                                                               (Dollars in thousands)
Non-accruing loans (1) .....................      $1,484    $1,948    $   336    $   666    $   315
Real estate owned, net .....................          --        65         --         --         --
                                                  ------    ------    -------    -------    -------
 Total non-performing assets ...............      $1,484    $2,013    $   336    $   666    $   315
                                                  ======    ======    =======    =======    =======
Non-performing loans to total loans, net (2)        1.34%     1.73%       .32%       .72%       .42%
Non-performing assets to total assets ......         .99      1.46        .25        .57        .33

-------------------------------
(1) The Company generally places loans on a non-accruing status when the loans become contractually past due 90 days or more. At December 31, 2002, $87,000 of non-accruing loans were residential loans, $29,000 were consumer loans, $605,000 were commercial real estate loans and $763,000 were commercial operating loans. For the year ended December 31, 2002, the income that would have been recorded had the non-accruing loans not been in a non-performing status totaled $126,000.
(2)  Total loans less loans in process.


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

     At December 31, 2002, the aggregate amount of the Company's classified assets and the Company's general and specific loss allowances were as follows:

                       At December 31, 2002
                       --------------------
                         (In thousands)

Substandard assets ......   $1,726
Doubtful assets .........      200
Loss assets .............       --
                            ------
  Total classified assets   $1,926
                            ======

General loss allowances .   $1,258
Specific loss allowances       200
                            ------
  Total allowances ......   $1,458
                            ======

     The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. The substandard and doubtful loans consist of all nonaccrual loans totaling $1,484,000, and additional purchased participation loans secured by multi-family real estate of $442,000, which are current on payments but considered substandard because of cash flow.


Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for losses on loans, which is charged to earnings. The provision for losses on loans is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Company's allowance for loan losses is adequate to absorb anticipated future losses from loans at December 31, 2002. However, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not require increases in its allowance for loan losses or that changes in economic conditions will not adversely affect the Company's loan portfolio.

     Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five (5) one-year periods ended December 31, 2002.


                                                           Year Ended December 31,
                                              --------------------------------------------
                                               2002      2001      2000     1999     1998
                                              ------    ------    ------   ------   ------
                                                           (Dollars in thousands)

Balance of allowance at beginning of period   $1,132    $  760    $  440   $  285   $  245
  Recoveries ..............................        4        --         1       --       --
Less charge-offs:
  Residential real estate loans ...........       --        --        --       --       13
  Consumer loans ..........................       38        20        13        7       10
                                              ------    ------    ------   ------   ------
Net charge-offs ...........................       34        20        12        7       23
Provisions for losses on loans ............      360       392       332      162       63
                                              ------    ------    ------   ------   ------
Balance of allowance at end of period .....   $1,458    $1,132    $  760   $  440   $  285
                                              ======    ======    ======   ======   ======
  Net charge-offs to total average
    loans receivable for period ...........      .03%      .02%       (*)      (*)     .03%
  Allowance at end of period to
    net loans receivable at end
    of period (1) .........................     1.30      1.00       .73      .47      .38
  Allowance to total non-performing
    loans at end of period ................    98.25     58.11    226.19    66.07    90.48
----------------------
(1)  Total loans less loans in process.
(*)  Less than .01%.

     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.


                                                                     At December 31,
                           ---------------------------------------------------------------------------------------------
                                 2002               2001               2000               1999               1998
                           ----------------   -----------------   ----------------   ----------------   ----------------
                                   Percent             Percent            Percent            Percent            Percent
                                   of loans            of loans           of loans           of loans           of loans
                                   in each             in each            in each            in each            in each
                                   category            category           category           category           category
                                   of total            of total           of total           of total           of total
                           Amount   loans     Amount    loans     Amount   loans     Amount   loans     Amount   loans
                           ------  --------   ------  ---------   ------  --------   ------  --------   ------  --------
                                                              (Dollars in thousands)
Balance at end of period
  applicable to:
Residential                $   11    55.02%   $   16    56.25%     $ 12    59.73%     $270    62.23%     $232    69.35%
Commercial real estate        242    18.33       132    16.24       126    12.69         8    12.71         6     4.64
Multi-family                   62     1.43       100     1.60       100     1.96       117     2.27         1     2.10
Construction loans             --     1.17        --     2.01        --     2.70        --     2.77        --     4.64
Commercial loans              352     9.74       316     8.44       180     6.80        --     4.41        --     1.97
Commercial leases              --     3.88        --     3.45        --     2.14        --     1.73        --       --
Consumer loans                 47    10.43        27    12.01        15    13.98        45    13.88        46    17.30
Unallocated                   744       --       541       --       327       --        --       --        --       --
                           ------   ------    ------   ------      ----   ------      ----   ------      ----   ------
  Total                    $1,458   100.00%   $1,132   100.00%     $760   100.00%     $440   100.00%     $285   100.00%
                           ======   ======    ======   ======      ====   =======     ====   ======      ====   ======


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

     The Company's investments consist of U.S. government and other agency securities which are primarily callable fixed rate notes, mortgage- and other asset-backed securities, state and municipal bonds, corporate debt obligations, marketable equity securities, and FHLB stock. At December 31, 2002, approximately $21.1 million, or 14.04% of the Company's total assets, consisted of such investments.

     At December 31, 2002, the Company had $11.0 million of mortgage- and other asset-backed securities outstanding, all of which were classified as available for sale. These fixed-rate and adjustable-rate mortgage- and other asset-backed securities may be used as collateral for borrowings and through repayments, as a source of liquidity. Mortgage- and other asset-backed securities offer yields above those available for investments of comparable credit quality and duration. Mortgage-backed securities are qualifying thrift investments under the Qualified Thrift Lender test. See "Regulation--Qualified Thrift Lender."

     The following table sets forth the amortized cost and market value of the Company's investments and mortgage- and other asset-backed securities at the dates indicated.

                                                           At December 31,
                                      ----------------------------------------------------------
                                            2002                2001                2000
                                      -----------------   -----------------   ------------------
                                      Amortized  Market   Amortized  Market   Amortized   Market
                                        Cost     Value      Cost     Value      Cost      Value
                                      ---------  ------   ---------  ------   ---------   ------
                                                            (In thousands)
Securities available for sale:
  Federal agencies ................   $ 3,051   $ 3,120   $ 1,900   $ 1,908   $ 4,746    $ 4,625
  State and municipal .............     3,028     3,232     2,789     2,901     2,800      2,899
  Mortgage- and other asset-backed
    securities ....................    10,779    11,009     4,418     4,419     5,264      5,165
  Corporate debt obligations ......       907       983       710       731       560        539
  Marketable equity securities ....       504       725         4       248         4        259
                                      -------   -------   -------   -------   -------    -------
    Total securities available for
      sale ........................    18,269    19,069     9,821    10,207    13,374     13,487
FHLB stock (1) ....................     2,003     2,003     1,973     1,973     1,973      1,973
                                      -------   -------   -------   -------   -------    -------
    Total investments..............   $20,272   $21,072   $11,794   $12,180   $15,347    $15,460
                                      =======   =======   =======   =======   =======    =======
------------------------
(1)  Market value approximates carrying values.

     The following table sets forth investment securities, mortgage- and other asset-backed securities and FHLB stock which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2002.


                                                            Amount at December 31, 2002, which matures in
                                        ----------------------------------------------------------------------------------------
                                                 One                 One to                 Five to                Over
                                            Year or Less           Five Years              Ten Years            Ten Years(4)
                                        --------------------  ---------------------   --------------------  --------------------
                                                    Weighted               Weighted               Weighted              Weighted
                                        Amortized    Average  Amortized     Average   Amortized    Average  Amortized    Average
                                           Cost       Yield      Cost        Yield      Cost        Yield      Cost       Yield
                                        ---------   --------  ---------    --------   ---------   --------  ---------   --------
                                                                          (Dollars in thousands)
Securities available for sale (1)(3) :
  Federal agencies ....................   $  550      3.89      $1,252       4.19%     $  499       5.94%     $  750       6.67%
  State and municipal (2) .............       25      7.04       1,218       8.17       1,231       7.67         554       8.48
  Mortgage- and other asset-backed
    securities ........................    1,962      4.29       2,783       4.96       1,754       5.08       4,280       4.95
  Corporate obligations ...............       --        --         255       6.06         652       6.45          --         --
  Marketable equity securities ........       --        --          --         --          --         --         504       4.59
                                          ------      ----      ------       ----      ------       ----      ------
    Total securities available for sale    2,537      4.23       5,508       5.55       4,136       6.17       6,088       5.45
FHLB stock ............................       --        --          --         --          --         --       2,003       5.99
                                          ------      ----      ------       ----      ------       ----      ------       ----
    Total investments .................   $2,537      4.23%     $5,508       5.55%     $4,136       6.17%     $8,091       5.56%
                                          ======      ====      ======       ====      ======       ====      ======       ====
------------------------
(1)  Securities  available for sale are set forth at amortized cost for purposes of this table.
(2)  Fully taxable equivalent basis.
(3)  No  effect  is given  for  possible  prepayments  or  securities  which are callable.
(4)  Includes perpetual marketable equity securities.

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

     Deposits totaled $98.3 million at December 31, 2002.

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

     An analysis of the Bank's deposit accounts by type, maturity, and rate at December 31, 2002, is as follows:

                                              Minimum    Balance at                  Weighted
                                              Opening   December 31,     % of         Average
Type of Account                               Balance      2002        Deposits        Rate
---------------                              ---------   ----------   ----------     ----------
                                                           (Dollars in thousands)
  Withdrawable:
    Passbook savings accounts ..............  $    25     $ 4,281        4.35%          1.10%
    Regular money market accounts ..........    2,500         873         .89            .76
    Hi yield money market accounts .........   10,000      17,893       18.20           1.25
    Super NOW accounts .....................    2,500       9,299        9.46            .97
    NOW and other transaction accounts......      200       6,326        6.43            .43
    Non-interest bearing accounts ..........      100       3,049        3.10             --
                                                          -------      ------         ------
  Total withdrawable .......................               41,721       42.43            .94
  Certificates (original terms):
    91 days ................................    1,000       2,571        2.62           1.55
    6 months ...............................    1,000       3,995        4.06           1.92
    12 months ..............................    1,000       9,056        9.21           2.77
    18 months ..............................      500       5,549        5.64           4.44
    24 months ..............................      500       3,469        3.53           3.66
    30 months ..............................      500      17,205       17.50           4.76
    36-60 months ...........................    1,000       7,810        7.94           5.05
  IRAs
    18 months ..............................      100       6,949        7.07           4.76
                                                          -------      ------         ------
  Total certificates .......................               56,604       57.57           4.03
                                                          -------      ------         ------
  Total deposits ...........................              $98,325      100.00%          2.72%
                                                          =======      ======         ======


     The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:

                                   At December 31,
                       ------------------------------------
                          2002         2001         2000
                       ----------   ----------   ----------
                                   (In thousands)

  4.00% and under...    $22,082      $ 8,157      $   746
  4.01 - 6.00 % ....     34,253       42,598       25,112
  6.01 - 8.00% .....        269          888       24,938
                        -------      -------      -------
      Total ........    $56,604      $51,643      $50,796
                        =======      =======      =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2002, and the total amount maturing thereafter. Matured certificates which have not been renewed as of December 31, 2002, have been allocated based upon certain rollover assumptions:

                                            Amounts At
                                   December 31, 2002, Maturing in
                           -----------------------------------------------
                           One Year       Two        Three    Greater Than
                           or Less       Years       Years    Three Years
                           --------    ---------   --------   ------------
                                          (In thousands)

4.00% and under....        $17,130     $  3,061     $1,891      $   --
4.01 - 6.00%.......         10,653       10,761      6,249       6,590
6.01 - 8.00%.......             20          221         28          --
                           -------     --------     ------     -------
   Total...........        $27,803      $14,043     $8,168      $6,590
                           =======      =======     ======      ======

     The following table indicates the amount of the Bank's certificates of deposit of greater than $100,000 by time remaining until maturity as of December 31, 2002.

     Maturity                                             (In thousands)
     --------                                             --------------
     Three months or less..............................      $3,202
     Greater than three months through six months......       1,066
     Greater than six months through twelve months.....       1,060
     Over twelve months................................       3,695
                                                             ------
        Total..........................................      $9,023
                                                             ======

     The following table sets forth the dollar amount of savings in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.



                                                                  Deposit Activity
                                         -----------------------------------------------------------------------
                                                                Increase                             Increase
                                                               (Decrease)                           (Decrease)
                                          Balance at              from        Balance at               from
                                         December 31,   % of   December 31,  December 31,  % of     December 31,
                                            2002      Deposits    2001          2001      Deposits     2000
                                         ------------ -------- ------------  ------------ --------  ------------
                                                                 (Dollars in thousands)
Withdrawable:
   Passbook savings accounts               $ 4,281      4.35%     $   145      $ 4,136      4.93%     $   658
   Regular money market accounts               873       .89          (69)         942      1.12          (99)
   Hi yield money market accounts           17,893     18.20        1,076       16,817     20.04        2,035
   Super NOW accounts                        9,299      9.46        8,337          962      1.15          348
   NOW accounts                              6,326      6.43          269        6,057      7.22          591
   Non-interest bearing accounts             3,049      3.10         (294)       3,343      3.99           66
                                           -------    ------      -------      -------    ------      -------
Total withdrawable                          41,721     42.43        9,464       32,257     38.45        3,599
Certificates (original terms):
   91 days                                   2,571      2.62        1,677          894      1.06          226
   6 months                                  3,995      4.06          256        3,739      4.46       (4,200)
   12 months                                 9,056      9.21       (4,335)      13,391     15.96       (6,439)
   18 months                                 5,549      5.64       (2,015)       7,564      9.01        6,301
   24 months                                 3,469      3.53       (1,506)       4,975      5.93       (2,280)
   30 months                                17,205     17.50        5,526       11,679     13.92        6,254
   More than 30 months                       7,810      7.94        4,440        3,370      4.02          144
IRAs
   18 months                                 6,949      7.07          918        6,031      7.19          841
                                           -------    ------      -------      -------    ------      -------
Total certificates                          56,604     57.57        4,961       51,643     61.55          847
                                           -------    ------      -------      -------    ------      -------
Total deposits                             $98,325    100.00%     $14,425      $83,900    100.00%     $ 4,446
                                           =======    ======      =======      =======    ======      =======



                                                  Deposit Activity
                                         ----------------------------------
                                                                Increase
                                                               (Decrease)
                                          Balance at              from
                                         December 31,   % of   December 31,
                                            2000      Deposits    1999
                                         ------------ -------- ------------
                                               (Dollars in thousands)
Withdrawable:
   Passbook savings accounts               $ 3,478      4.38%     $   609
   Regular money market accounts             1,041      1.31         (125)
   Hi yield money market accounts           14,782     18.61       (3,339)
   Super NOW accounts                          614       .77          287
   NOW accounts                              5,466      6.88          116
   Non-interest bearing accounts             3,277      4.12          596
                                           -------    ------      -------
Total withdrawable                          28,658     36.07       (1,856)
Certificates (original terms):
   91 days                                     668       .84          146
   6 months                                  7,939      9.99        4,701
   12 months                                19,830     24.96        7,661
   18 months                                 1,263      1.59          131
   24 months                                 7,255      9.13       (4,514)
   30 months                                 5,425      6.83       (2,718)
   60 months                                 3,226      4.06         (169)
IRAs
   18 months                                 5,190      6.53           61
                                           -------    ------      -------
Total certificates                          50,796     63.93        5,299
                                           -------    ------      -------
Total deposits                             $79,454    100.00%     $ 3,443
                                           =======    ======      =======

     Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. There are regulatory restrictions on advances from the FHLBs. See "Regulation -- Federal Home Loan Bank System" and "-- Qualified Thrift Lender." At December 31, 2002, the Company had $1.0 million in borrowings from the FHLB of Indianapolis which mature within one year and $32.8 million which mature in greater than one year. The weighted average interest rate related to these borrowings was 5.53% at December 31, 2002. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. At December 31, 2002, notes payable consisted of borrowings secured by the Bank's investment in a real estate partnership which will mature in 2009. The interest rate on the variable rate borrowing was 1.88% at December 31, 2002. During the year ended December 31, 2002, the Corporation borrowed $700,000 on a line of credit with another financial institution to partially finance share repurchases. The Corporation can borrow up to $1.5 million on the line of credit, which is payable at October 2, 2003. Interest is payable quarterly at a rate of 3.75%, which represents national prime less .50%.


Employees

     As of December 31, 2002, the Bank employed 23 persons on a full-time basis and three persons on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

     An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at December 31, 2002, was approximately $22,000.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2002, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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


Federal Home Loan Bank System

     The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2002, the Bank's investment in stock of the FHLB of Indianapolis was $2,002,700. For the fiscal year ended December 31, 2002, the FHLB of Indianapolis paid approximately $121,000 in dividends to the Bank.

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

     The Bank's annual deposit insurance premium is .06% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s.

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


Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The OTS requires savings associations that receive the highest supervisory rating for safety and soundness to maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2002, the Bank was in compliance with all capital requirements imposed by law.

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


Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

     The regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or if the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC. Because the Bank is a subsidiary of a savings and loan holding company, at a minimum, the Bank must file a notice with the OTS 30 days before making any capital distributions to the Holding Company.

     In addition to these regulatory restrictions, the Bank's Plan of Conversion imposed additional limitations on the amount of capital distributions it may make to the Holding Company. The Plan of Conversion by which the Bank converted from the mutual to the stock form of ownership (the "Plan of Conversion") required the Bank to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders (as those terms are defined in the Plan of Conversion) and prohibits the Bank from making capital distributions to the Holding Company if its net worth would be reduced below the amount required for the liquidation account.


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


Loans to One Borrower

     Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2002, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.


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

     At December 31, 2002, 88.5% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.


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


Federal Securities Law

     The shares of Common Stock of the Holding Company are registered with the Securities and Exchange Commission (the "Commission") under the Securities and Exchange Act of 1934, as amended (the "1934 Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Holding Company has fewer than 300 shareholders of record, it may deregister the shares under the 1934 Act and cease to be subject to the foregoing requirements.

     Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration or unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including conditions that require the affiliate's sale to be aggregated with those of certain other persons) would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.


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


Recent Legislative Developments

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.


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

Item 2. Properties.

     At December 31, 2002, the Bank and the Holding Company conducted business from a single office at 723 East Broadway, Logansport, Indiana. The following table provides certain information with respect to the Company's office as of December 31, 2002:


                                                Total Deposits   Net Book Value
                                                       at         of Property,
                            Owned or    Year      December 31,     Furniture       Approximate
Description and Address      Leased    Opened         2002        and Fixtures   Square Footage
-----------------------    ----------  ------   ---------------  --------------  --------------
                                                     (Dollars in thousands)

723 East Broadway             Owned     1962        $98,325           $1,767           11,000
Logansport, Indiana  46947


     The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $88,000 at December 31, 2002.

     The Bank also has contracted for the data processing and reporting services of the Intrieve Data Center in Cincinnati, Ohio. The cost of these data processing services is approximately $16,000 per month.


Item 3. Legal Proceedings.

     Neither the Holding Company nor the Bank is a party to any pending legal proceedings, other than routine litigation incidental to its business.


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2002.


Item 4.5. Executive Officers of the Registrant.

     Presented below is certain information regarding the executive officers of the Holding Company:

         Name                   Position
         ----                   --------
         David G. Wihebrink     President and Chief Executive Officer
         Charles J. Evans       Senior Vice President
         Dottye Robeson         Secretary/Treasurer

     David G. Wihebrink (age 55) has served as President and Chief Executive Officer of the Bank and the Holding Company since April 2000. Prior to that, he had served as Vice President and Chief Financial Officer of TM Morris Manufacturing Co., Inc. ("Morris") since 1988. Morris is located in Logansport, Indiana, and manufactures lead wire assemblies and wiring harnesses and stampings. Prior to his employment with Morris, Mr. Wihebrink was a member of the accounting firm Smith, Thompson & Wihebrink (Logansport) for 15 years. Mr. Wihebrink also currently serves as a member of the Board of Directors of the Neal Home retirement home in Logansport, Indiana; as a member of the Board of Directors of the North Central Indiana Workforce Investment Board and as a member of the Board of Directors of the Logansport/Cass County Chamber of Commerce.

     Charles J. Evans (age 56) has served as Senior Vice President of the Bank since January 2000 and as Vice President of the Holding Company since its organization. Prior to becoming Senior Vice President, Mr. Evans had served as Vice President and Senior Loan Officer of the Bank since 1980.

     Dottye Robeson (age 52) has served as Chief Financial Officer of the Bank since 1994 and as Secretary/Treasurer of the Holding Company since its organization. She has been a certified public accountant since 1987.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.

     Page 51 of the 2002 Shareholder Annual Report (the "Shareholder Report") is herein incorporated by reference.

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

     Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Holding Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2002, approximately $500,000 of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation."

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

     The Company sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

     The disclosures regarding equity compensation plans required by Reg. ss. 229.201(d) is set forth in Item 12 hereof.


Item 6. Selected Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial and Other Data" on pages 6 and 7 of the Holding Company's 2002 Shareholder Annual Report (the "Shareholder Annual Report").


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


Item 8. Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 21 through 50 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 50 in the Shareholder Annual Report are incorporated herein by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to pages 3 through 5 and pages 10 and 11 of the Holding Company's Proxy Statement for its 2003 Annual Shareholder Meeting (the "2003 Proxy Statement"). Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.


Item 11. Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 5 through 8 of the Holding Company's 2003 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item is incorporated by reference to pages 1 through 3 of the 2003 Proxy Statement.

     The following table provides the information about the Corporation's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of December 31, 2002.


                               Equity Compensation Plan Information

                                                                                       Number of securities
                                         Number of                                   remaining available for
                                      securities to be                                future issuance under
                                    issued upon exercise      Weighted-average      equity compensation plans
                                   of outstanding options,    exercise price of      as of December 31, 2002
                                     warrants and rights     outstanding options,    (excluding securities
                                   as of December 31, 2002   warrants and rights     reflected in column (a))
                                            (a)                      (b)                      (c)
                                   -----------------------   --------------------  ---------------------------

  Equity compensation
    plans approved by
    security holders..................    79,136(1)               $10.63(1)                 115,000(1)

  Equity compensation
    plans not approved
    by security holders ..............        --                      --                         --
       Total..........................    79,136                  $10.63                    115,000
---------------------
(1)  Includes the  following  plans:  the  Company's  stock option plan and 1999 stock option plan.


Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to pages 8 and 9 of the 2003 Proxy Statement.


Item 14. Controls and Procedures.

     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on their evaluation our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Our Chief Executive Officer and Chief Financial Officer have concluded that, subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  List the following documents filed as part of the report:

          Financial Statements

          Independent  Auditor's  Report (Grant  Thornton  LLP) ...................      See Shareholder Annual Report
                                                                                           Page 21

          Consolidated  Statements  of Financial  Condition at December 31, 2002
               and 2001 ...........................................................      See Shareholder Annual Report
                                                                                           Page 22

          Consolidated  Statements of Earnings for the Years Ended  December 31,
               2002, 2001 and 2000 ................................................      See Shareholder Annual Report
                                                                                           Page 23

          Consolidated  Statements of  Comprehensive  Income for the Years Ended
               December 31, 2002, 2001 and 2000 ...................................      See Shareholder Annual Report
                                                                                           Page 24

          Consolidated  Statements  of Changes in  Shareholders'  Equity for the
               Years Ended  December  31,  2002,  2001 and 2000 ...................      See Shareholder Annual Report
                                                                                           Page 25

          Consolidated Statements of Cash Flows for the Years Ended December 31,
               2002, 2001 and 2000 ................................................      See Shareholder Annual Report
                                                                                           Page 26

          Notes to Consolidated Financial Statements ..............................      See Shareholder Annual Report
                                                                                           Page 28

     (b)  Reports on Form 8-K.

          (1) The Holding Company filed a Form 8-K dated March 27, 2002, concerning the Company's stock repurchase program.

          (2) The Company filed a Form 8-K dated October 3, 2002, concerning the Company's repurchase of 73,000 of its shares of common stock from two of its shareholders.

     (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page E-1. Included in those exhibits are Executive Compensation Plans and Arrangements which are identified as Exhibits 10(1) through 10(16).

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



Date: March 27, 2003                  By: /s/ David G. Wihebrink
                                           -------------------------------------
                                           David G. Wihebrink, President and
                                           Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 2003.



/s/ David G. Wihebrink
----------------------------------------------
David G. Wihebrink, President, Chief Executive
Officer and Director
(Principal Executive Officer)


/s/ Dottye Robeson
----------------------------------------------
Dottye Robeson, Secretary/Treasurer
(Principal Financial and Accounting Officer)


/s/ Charles J. Evans
----------------------------------------------
Charles J. Evans, Vice President and Director


/s/ Susanne S. Ridlen
----------------------------------------------
Susanne S. Ridlen, Director


/s/ William Tincher, Jr.
----------------------------------------------
William Tincher, Jr., Director


/s/ Brian J. Morrill
----------------------------------------------
Brian J. Morrill, Director


/s/ Thomas G. Williams
----------------------------------------------
Thomas G. Williams, Director


/s/ Todd S. Weinstein
----------------------------------------------
Todd S. Weinstein, Director


/s/ James P. Bauer
----------------------------------------------
James P. Bauer, Director

                                  CERTIFICATION

I, David G. Wihebrink, certify that:

     1. I have reviewed this annual report on Form 10-K of Logansport Financial Corp;

     2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  March 27, 2003            /s/ David G. Wihebrink
                                    --------------------------------------------
                                    David G. Wihebrink
                                    President and Chief Executive Officer


                                  CERTIFICATION

I, Dottye Robeson, certify that:

     1. I have reviewed this annual report on Form 10-K of Logansport Financial Corp;

     2. Based on my knowledge, this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  March 27, 2003            /s/ Dottye Robeson
                                    -------------------------------------------
                                    Dottye Robeson
                                    Secretary/Treasurer

     By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Logansport Financial Corp.

     Signed this 27th day of March 2003.


/s/ Dottye Robeson                       /s/ David G. Wihebrink
------------------------------------     ---------------------------------------
(Signature of Authorized Officer)        (Signature ofAuthorized Officer)


Dottye Robeson                           David G. Wihebrink
------------------------------------     ---------------------------------------
(Typed Name)                             (Typed Name)


Secretary/Treasurer                      President and Chief Executive Officer
------------------------------------     ---------------------------------------
(Title)                                  (Title)

                                  EXHIBIT INDEX

     Exhibit                                                                               Page
     -------                                                                               ----
        3(1)               The Articles of  Incorporation of the Registrant are
                           incorporated by  reference to Exhibit  3(1) to the
                           Registration  Statement on Form S-1 (Registration No.
                           33-89788).

        3(2) The Code of By-Laws of the Registrant are incorporated by reference to Exhibit 3.1 to the Form
                           10-Q for the fiscal quarter ended June 30, 2002.

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

       10(4)               Deferred Compensation Agreement between Logansport
                           Savings Bank, FSB and David G. Wihebrink, dated and effective as of April 12, 2000, is incorporated by reference to Exhibit 10.4 of Registrant's Form 10-K for its fiscal year ended December 31, 2000.

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

       10(13) Employment Agreement dated as of February 11, 2002, between the Bank and Dottye Robeson is incorporated by reference to Exhibit 10(13) of Registrant's Form
                           10-K for the fiscal year ended December 31, 2001.

       10(14) Employment Agreement dated as of February 11, 2002, between the Bank and Allen D. Schieber is incorporated by reference to Exhibit 10(14) of Registrant's Form 10-K for the fiscal year ended
                           December 31, 2001.

       10(15) Employment Agreement dated as of April 10, 2001, between the Bank and David G. Wihebrink is incorporated by reference to Exhibit 10(1) of Registrant's Form 10-Q for the fiscal quarter ended
                           March 31, 2001.

       10(16) The Registrant's 1999 Stock Option Plan is incorporated by reference to Exhibit A to Registrant'
                           Proxy Statement for its Annual Shareholder Meeting held on April 13, 1999.

       13                  2002 Shareholder Annual Report

       21 Subsidiaries of the Registrant are incorporated by reference to Exhibit 21 to the Registration
                           Statement on Form S-1 (Registration No. 33-89788).

       23                  Independent Auditor's Consent (Grant Thornton LLP)