Form 10-Q
period 2003-03-31
LOGANSPORT FINANCIAL CORP
filed 2003-05-14
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2003 OR

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

               Yes [X]            No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

               Yes [ ]            No [X]

The number of shares outstanding of the Registrant's common stock, without par value, as of May 1, 2003 was 851,672.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                        Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Statements of Financial
             Condition as of March 31, 2003
             and December 31, 2002                                             3

           Consolidated Statements of Earnings
             for the three months ended March 31,
             2003 and 2002                                                     4

           Consolidated Statements of Shareholders'
             Equity for the three months ended
             March 31, 2003 and 2002                                           5

           Consolidated Statements of Cash Flows
             for the three months ended
             March 31, 2003 and 2002                                           6

           Notes to Consolidated Condensed Financial
             Statements                                                        8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         14

Item 4.    Controls and Procedures                                            15

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16

Item 6.    Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                    17

CERTIFICATION                                                                 18

                                    LOGANSPORT FINANCIAL CORP.

                            Consolidated Statements of Financial Condition

                                 (In thousands, except share data)


                                                                                  March 31,    December 31,
         ASSETS                                                                     2003           2002

Cash and due from banks                                                            $  1,019       $    778
Interest-bearing deposits in other financial institutions                             8,627         12,739
                                                                                   --------       --------
         Cash and cash equivalents                                                    9,646         13,517

Investment securities designated as available for sale - at market                    9,381          8,060
Mortgage-backed securities designated as available for sale - at market              10,066         11,009
Loans receivable - net                                                              109,586        110,386
Office premises and equipment - at depreciated cost                                   1,742          1,767
Real estate acquired through foreclosure                                                153             -
Federal Home Loan Bank stock - at cost                                                2,003          2,003
Investment in real estate partnership                                                 1,015          1,026
Accrued interest receivable on loans                                                    443            410
Accrued interest receivable on mortgage-backed securities                                42             49
Accrued interest receivable on investments and interest-bearing deposits                109            107
Prepaid expenses and other assets                                                        79             80
Cash surrender value of life insurance                                                1,317          1,317
Deferred income tax asset                                                               380            364
Prepaid income taxes                                                                     -               4
                                                                                   --------       --------

         Total assets                                                              $145,962       $150,099
                                                                                   ========       ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                           $ 93,690       $ 98,325
Advances from the Federal Home Loan Bank                                             33,836         33,836
Notes payable                                                                         1,843          1,793
Accrued interest and other liabilities                                                  850            772
Accrued income taxes                                                                    134             -
                                                                                   --------       --------
         Total liabilities                                                          130,353        134,726

Shareholders' equity
  Preferred stock - no par value, 2,000,000 shares authorized; none issued               -              -
  Common stock - no par value, 5,000,000 shares authorized; 851,672 and 848,958 shares at aggregate value issued and outstanding at
    March 31, 2003 and December 31, 2002, respectively                                1,475          1,446
  Retained earnings - restricted                                                     13,688         13,444
  Less shares acquired by stock benefit plan                                            (38)           (44)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                        484            527
                                                                                   --------       --------
         Total shareholders' equity                                                  15,609         15,373
                                                                                   --------       --------
         Total liabilities and shareholders' equity                                $145,962       $150,099
                                                                                   ========       ========

                                  LOGANSPORT FINANCIAL CORP.

                              Consolidated Statements of Earnings

                               (In thousands, except share data)

                                                                              Three months ended
                                                                                    March 31,
                                                                              2003             2002
Interest income
  Loans                                                                     $1,921           $2,075
  Mortgage-backed securities                                                   131               72
  Investment securities                                                         96               92
  Interest-bearing deposits and other                                           47               63
                                                                            ------           ------
         Total interest income                                               2,195            2,302

Interest expense
  Deposits                                                                     640              772
  Borrowings                                                                   477              475
                                                                            ------           ------
         Total interest expense                                              1,117            1,247
                                                                            ------           ------

         Net interest income                                                 1,078            1,055

Provision for losses on loans                                                   90               90
                                                                            ------           ------

         Net interest income after provision for
           losses on loans                                                     988              965

Other income
  Service charges on deposit accounts                                           54               55
  Gain on sale of mortgage-backed securities                                    81               -
  Gain on sale of loans                                                          5               -
  Loss on equity investment                                                    (24)             (36)
  Other operating                                                               25               32
                                                                            ------           ------
         Total other income                                                    141               51

General, administrative and other expense
  Employee compensation and benefits                                           353              294
  Occupancy and equipment                                                       61               65
  Data processing                                                               49               49
  Other operating                                                              157              167
                                                                            ------           ------
         Total general, administrative and other expense                       620              575
                                                                            ------           ------

         Earnings before income taxes                                          509              441

Income tax expense                                                             141              121
                                                                            ------           ------

         NET EARNINGS                                                       $  364           $  320
                                                                            ======           ======

Other comprehensive loss, net of tax - unrealized losses on securities         (43)             (53)
                                                                            ------           ------

COMPREHENSIVE INCOME                                                        $  321           $  267
                                                                            ======           ======

EARNINGS PER SHARE
  Basic (based on net earnings)                                             $ 0.43           $ 0.32
                                                                            ======           ======

  Diluted (based on net earnings)                                           $ 0.41           $ 0.31
                                                                            ======           ======

                                      LOGANSPORT FINANCIAL CORP.

                           Consolidated Statements of Shareholders' Equity

                                   (In thousands, except share data)


                                                                           Three months ended
                                                                                 March 31,
                                                                         2003                2002

Balance at January 1                                                  $15,373             $17,402

Purchase of shares                                                         -                 (679)

Issuance of shares under stock option plan                                 29                  70

Amortization expense of stock benefit plan                                  6                   2

Cash dividends of $.14 and $.12 per share in 2003 and 2002               (120)               (120)

Unrealized losses on securities designated as available for sale,
  net of related tax effects                                              (43)                (53)

Net earnings                                                              364                 320
                                                                      -------             -------

Balance at March 31                                                   $15,609             $16,942
                                                                      =======             =======

Accumulated other comprehensive income                                $   484             $   202
                                                                      =======             =======

                                           LOGANSPORT FINANCIAL CORP.

                                      Consolidated Statements of Cash Flows

                                                (In thousands)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                      2003                2002

Cash flows from operating activities:
  Net earnings for the period                                                     $    364             $   320
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                       27                  27
    Amortization of premiums on investments and
      mortgage-backed securities                                                         7                  15
    Amortization expense of stock benefit plan                                           6                   2
    Gain on sale of mortgage-backed securities                                         (81)                 -
    Loans originated for sale in the secondary market                                 (190)                 -
    Proceeds from sale of loans in the secondary market                                193                  -
    Gain on sale of loans                                                               (3)                 -
    Provision for losses on loans                                                       90                  90
    Loss on equity investment                                                           24                  36
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                             (33)                (28)
      Accrued interest receivable on mortgage-backed securities                          7                  (6)
      Accrued interest receivable on investments                                        (2)                 (2)
      Prepaid expenses and other assets                                                  1                  25
      Accrued interest and other liabilities                                            78                  13
      Federal income taxes
        Current                                                                        138                  72
        Deferred                                                                         7                   8
                                                                                  --------             -------
         Net cash provided by operating activities                                     633                 572

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                 (2,159)             (2,314)
  Maturities/calls of investment securities                                            825                  30
  Purchases of mortgage-backed securities                                           (5,073)             (2,019)
  Proceeds from sale of mortgage-backed securities                                   5,025                  -
  Principal repayments on mortgage-backed securities                                 1,012                 324
  Loan disbursements                                                               (11,459)             (8,287)
  Principal repayments on loans                                                     12,016               8,998
  Investment in real estate partnership                                                (13)                (15)
  Proceeds from sale of real estate acquired through foreclosure                        -                   65
  Purchases and additions to office premises and equipment                              (2)                (31)
                                                                                  --------             -------
         Net cash provided by (used in) investing activities                           172              (3,249)
                                                                                  --------             -------

         Net cash provided by (used in) operating and investing activities
           (subtotal carried forward)                                                  805              (2,677)
                                                                                  --------             -------

                                        LOGANSPORT FINANCIAL CORP.

                             Consolidated Statements of Cash Flows (Continued)

                                               (In thousands)


                                                                                          Three months ended
                                                                                             March 31,
                                                                                      2003                2002

         Net cash provided by (used in) operating and investing activities
           (subtotal brought forward)                                            $     805             $(2,677)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                       (4,635)              5,018
  Proceeds from Federal Home Loan Bank advances                                      3,000               1,100
  Repayment of Federal Home Loan Bank advances                                      (3,000)             (2,000)
  Proceeds from note payable                                                           125                  -
  Repayment of note payable                                                            (75)                (72)
  Proceeds from exercise of stock options                                               29                  70
  Purchase of shares                                                                    -                 (679)
  Dividends on common stock                                                           (120)               (120)
                                                                                  --------             -------
         Net cash provided by (used in) financing activities                        (4,676)              3,317
                                                                                  --------             -------

Net increase (decrease) in cash and cash equivalents                                (3,871)                640

Cash and cash equivalents, beginning of period                                      13,517               8,816
                                                                                  --------             -------

Cash and cash equivalents, end of period                                          $  9,646             $ 9,456
                                                                                  ========             =======


Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest on deposits and borrowings                                           $  1,110             $ 1,234
                                                                                  ========             =======

    Income taxes                                                                  $    -               $    60
                                                                                  ========             =======

  Dividends payable at end of period                                              $    120             $   120
                                                                                  ========             =======


Supplemental disclosure of noncash investing activities:
  Recognition of mortgage servicing rights
    in accordance with SFAS No. 140                                               $      2             $   -
                                                                                  ========             =======

  Transfers from loans to real estate acquired through
    foreclosure                                                                   $    153             $   -
                                                                                  ========             =======

Supplemental disclosure of noncash financing activities:
  Unrealized losses on securities designated as
    available for sale, net of related tax effects                                $    (43)            $   (53)
                                                                                  ========             =======

                           Logansport Financial Corp.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            For the three month periods ended March 31, 2003 and 2002


NOTE A: Basis of Presentation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Logansport Financial Corp.'s (the "Company") financial position as of March 31, 2003, and its results of operations and cash flows for the three month periods ended March 31, 2003 and 2002. The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire year.


NOTE B: Principles of Consolidation

The unaudited interim consolidated condensed financial statements include the accounts of the Company and its subsidiary, Logansport Savings Bank, FSB (the "Bank"). All significant intercompany items have been eliminated.


NOTE C: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                                 For the three months ended
                                                           March 31,
                                                   2003                    2002

Weighted-average common shares
  outstanding (basic)                           850,333               1,013,176
Dilutive effect of assumed exercise
  of stock options                               27,723                  34,712
                                                -------               ---------
Weighted-average common shares
  outstanding (diluted)                         878,056               1,047,888
                                                =======               =========

A cash dividend of $.14 per common share was declared on February 27, 2003, payable on April 10, 2003, to stockholders of record as of March 14, 2003.


NOTE D: Critical Accounting Policies

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, in the performance of the economy or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the fair value of securities and other financial instruments. The Company's critical accounting policies are discussed in detail in its Shareholder Annual Report for the year ended December 31, 2002 (incorporated by reference into the Company's 10K filing) in Note A of the Notes to the Consolidated Financial Statements under "Allowance for Loan Losses" and "Investment and Mortgage-Backed Securities." If Management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for loan losses decrease. Fluctuations in the fair value of securities will affect the level of capital in the case of securities available for sale or earnings directly in the case of trading securities.


NOTE E: Stock Option Plans

During 1996, the Board of Directors adopted a Stock Option Plan that provided for the issuance of 132,250 shares of common stock at the fair value at the date of grant. During 1999, the Board of Directors adopted a second Stock Option Plan that provided for the issuance of 115,000 shares of common stock at the fair value at the date of grant.

The Corporation accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, there would have been no material effect on the Corporation's net earnings and earnings per share for the three-month periods ended March 31, 2003 and 2002.

A summary of the status of the Corporation's stock option plans as of March 31, 2003 and December 31, 2002 and 2001, and changes during the periods ending on those dates is presented below:



                                           March 31,                          December 31,
                                             2003                    2002                    2001
                                                Weighted-               Weighted-               Weighted-
                                                 average                 average                 average
                                                 exercise                exercise                exercise
                                        Shares    price        Shares      price       Shares      price

Outstanding at beginning of period      79,136    $10.63       106,796    $10.61       125,915    $10.59
Granted                                     -         -             -         -             -         -
Exercised                               (2,714)    10.53       (27,660)    10.53       (15,463)    10.53
Forfeited                                   -         -             -         -         (3,656)    10.53
                                        ------    ------       -------    ------       -------    ------

Outstanding at end of period            76,422    $10.63        79,136    $10.63       106,796    $10.61
                                        ======    ======       =======    ======       =======    ======

Options exercisable at period-end       75,922    $10.61        78,636    $10.61       105,796    $10.58
                                        ======    ======       =======    ======       =======    ======

The following information applies to options outstanding at March 31, 2003:

Number outstanding                                             76,422
Range of exercise prices                              $10.53 - $13.75
Weighted-average exercise price                                $10.63
Weighted-average remaining contractual life                 2.7 years


NOTE F: Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002, without material effect on the Corporation's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial letters of credit which require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires the Corporation to record an initial liability, generally equal to the fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002.

The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 is $3.0 million and they expire through 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In  January  2003,  the FASB  issued  FASB  Interpretation  No.  46 ("FIN  46"),
"Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation has not established any variable interest entities subsequent to January 31, 2003. Management is continuing to evaluate the effect of the provisions of FIN 46 on its financial statements.

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


Discussion  of Financial  Condition  Changes from December 31, 2002 to March 31,
2003

The Company reported total assets of $146.0 million at March 31, 2003, a decrease of $4.1 million, or 2.8%, compared to December 31, 2002. This decrease was primarily a result of the withdrawal of $4.0 million in short-term local government deposits which are subject to bid every 60 to 90 days. The Company bids to retain the funds when it has a use for the proceeds but local market competition for the funds varies and the outcome of bidding is frequently unpredictable. Cash and cash equivalents decreased by $3.9 million, from $13.5 million at December 31, 2002, to $9.6 million at March 31, 2003. Investment and mortgage-backed securities totaled $19.4 million at March 31, 2003, an increase of $378,000 over December 31, 2002. Purchases of securities totaling $7.2 million were partially offset by repayments, calls and maturities of $1.8 million and sales of $5.0 million.

Net loans decreased from $110.4 million at December 31, 2002 to $109.6 million at March 31, 2003. Loan originations amounted to $11.6 million for the three months ended March 31, 2003, while principal repayments amounted to $12.0 million and sales amounted to $190,000. Loan originations during 2003 were comprised primarily of loans secured by nonresidential and commercial real estate, other commercial property and commercial leases. The commercial and nonresidential loan portfolios totaled $37.2 million at March 31, 2003, compared to $35.8 million at December 31, 2002. Loans secured by one- to four-family residential real estate totaled $59.7 million at March 31, 2003, compared to $61.7 million at December 31, 2002. In the first quarter of 2003, the Company initiated a program to sell certain 1-4 family loans in the secondary market, dealing with the Federal Home Loan Bank of Indianapolis.

Deposits totaled $93.7 million at March 31, 2003, a decrease of $4.6 million, or 4.7%, from the balance at December 31, 2002. Borrowings increased slightly over the three month period, and at March 31, 2003, were comprised of $33.8 million of FHLB advances, a $1.0 million note payable related to an equity investment in low income housing, and an $825,000 line of credit.

Shareholders' equity totaled $15.6 million at March 31, 2003, an increase of $236,000, or 1.5%, over the $15.4 million total at December 31, 2002. The increase resulted from net earnings of $364,000 and proceeds from exercise of stock options of $29,000, which were partially offset by dividends paid of $120,000 and a decrease of $43,000 in the unrealized gains on securities available for sale.

Results of Operations

Comparison of the Three Months Ended March 31, 2003 and March 31, 2002

Net earnings for the three months ended March 31, 2003 totaled $364,000, compared with $320,000 for the three months ended March 31, 2002, an increase of $44,000, or 13.8%. Net interest income increased by $23,000, total other income increased by $90,000 and general, administrative and other expense increased by $45,000, while the provision for losses on loans remained constant and income taxes increased by $20,000.

Interest income on loans decreased by $154,000, or 7.4%, for the three months ended March 31, 2003, compared to the same quarter in 2002, due primarily to a decrease in the yield on loans. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $274,000 for the three months ended March 31, 2003, a $47,000, or 20.7%, increase over the 2002 quarter. The increase was due primarily to an increase in the average balance outstanding year to year. Interest expense on deposits decreased by $132,000, or 17.1%, as the average cost of deposits decreased. Interest expense on borrowings increased by $2,000 due primarily to the addition of a line of credit. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy. As a result of the foregoing changes in interest income and interest expense, net interest income increased by $23,000, or 2.4%.

The Company maintains a general allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $90,000 for each of the three month periods ended March 31, 2003 and 2002. The provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio and in the level of nonperforming loans year to year. At March 31, 2003 and December 31, 2002, the allowance amounted to $1.498 million and $1.458 million, respectively. In both periods, $200,000 of the total allowance was allocated for a specific reserve. The ratio of the total allowance to total loans was 1.37% at March 31, 2003 and 1.32% at December 31, 2002. Non-performing loans totaled $1.4 million and $1.5 million at March 31, 2003 and December 31, 2002, respectively. The ratio of the allowance for loan losses to non-performing loans amounted to 105.5% at March 31, 2003 and 98.3% at December 31, 2002. During the quarter ending March 31, 2003 the Company took three properties into real estate owned and wrote off $51,000 against the allowance to record them at a net realizable value of $153,000. Based on management's review of the loan portfolio, the allowance for loan losses at March 31, 2003 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Other income totaled $141,000 for the three months ended March 31, 2003, a $90,000, or 176.5%, increase over the 2002 quarter. The increase was due primarily to an $81,000 gain on the sale of mortgage-backed securities and a $5,000 gain on the sale of loans. The increase in other income was also impacted by a decrease in the pre-tax loss on the equity investment of $12,000. Other operating income decreased by $7,000, or 21.9%, due primarily to a decrease in loan service charges and fees.

General, administrative and other expense totaled $620,000 for the three-month period ended March 31, 2003, an increase of $45,000, or 7.8%, compared to the three month period ended March 31, 2002. Employee compensation and benefits expense increased by $59,000, or 20.1%, due primarily to an increase in management staff, an increase in the cost of medical insurance compared to the prior period, normal merit increases, as well as the resumption of the accrual for pension expense. Other operating expenses decreased by $10,000, or 6.0%, compared to the quarter ended March 31, 2002, due primarily to decreases in advertising and professional fees.

Comparison  of the  Three  Months  Ended  March  31,  2003 and  March  31,  2002
(continued)

The provision for income taxes totaled $141,000 for the three months ended March 31, 2003, an increase of $20,000, or 16.5%, over the same period in 2002. The increase was due to a $68,000, or 15.4%, increase in pre-tax earnings. The Company's effective tax rates for the three-month periods ended March 31, 2003 and 2002, were 27.7% and 27.4%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.


Capital Resources

Pursuant to Office of Thrift Supervision ("OTS") capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 2003, the Bank's tangible and leverage capital ratios were each 10.9%, and its risk-based capital to risk-weighted assets ratio was 17.9%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital levels as of March 31, 2003.


Capital Standard        Required          Bank's            Excess
----------------        --------          ------            ------
                                       (In thousands)

Tangible (1.5%)           $2,181         $15,862           $13,681
Core (4.0%)                5,816          15,862            10,046
Risk-based (8.0%)          7,625          17,055             9,430

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

The Office of Thrift Supervision ("OTS") uses a net market value methodology to measure the interest rate risk exposure of thrift institutions. As a part of its efforts to monitor its interest rate risk, the Bank utilizes the "net portfolio value" ("NPV") methodology to assess its exposure to interest rate risk. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities. Presented below, as of December 31, 2002 (the latest available date) is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments in accordance with OTS regulations. As illustrated in the tables, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities decline due to the rate increases. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising or falling rate scenarios.

 Change                          Net Portfolio Value    NPV as % of PV of Assets
In Rates    $ Amount      $ Change      % Change         NPV Ratio      Change
            (Dollars in thousands)

+300bp       $15,152       $(840)          (5)%             10.09%        (15)bp
+200bp        15,921         (71)           0%              10.44%         20 bp
+100bp        16,332         340            2%              10.57%         33 bp
     -        15,992                                        10.24%
-100bp        15,036        (956)          (6)%              9.55%        (69)bp


Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets        10.24%
Exposure Measure: Post-Shock NPV Ratio                9.55%
Sensitivity Measure: Change in NPV Ratio                69bp


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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended March 31, 2003, or are as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.


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

                                     Logansport Financial Corp.



Date:      May 13, 2003              By:  /s/ David G. Wihebrink
      ---------------------               --------------------------------------
                                          David G. Wihebrink, President and
                                          Chief Executive Officer


Date:      May 13, 2003              By:  /s/ Dottye Robeson
      ---------------------               --------------------------------------
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


Date:    May 13, 2003
      ------------------

                                       /s/ David G. Wihebrink
                                       -----------------------------------------
                                       David G. Wihebrink
                                       President and Chief Executive Officer

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


Date:    May 13, 2003
      ------------------

                                       /s/Dottye Robeson
                                       -----------------------------------------
                                       Dottye Robeson
                                       Secretary and Treasurer