Form 10-Q
period 2003-06-30
LOGANSPORT FINANCIAL CORP
filed 2003-08-13
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR

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

                  Yes [  ]                  No [X]

The number of shares outstanding of the Registrant's common stock, without par value, as of August 1, 2003 was 876,968.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                        Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Statements of Financial
             Condition as of June 30, 2003
             and December 31, 2002                                        3

           Consolidated Statements of Earnings
             for the three and six months ended June 30,
             2003 and 2002                                                4

           Consolidated Statements of Shareholders'
             Equity for the six months ended
             June 30, 2003 and 2002                                       5

           Consolidated Statements of Cash Flows
             for the six months ended
             June 30, 2003 and 2002                                       6

           Notes to Consolidated Condensed Financial
             Statements                                                   8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk    16

Item 4.    Controls and Procedures                                        17

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                              18

Item 2.    Changes in Securities and Use of Proceeds                      18

Item 3.    Defaults Upon Senior Securities                                18

Item 4.    Submission of Matters to a Vote of Security Holders            18

Item 5.    Other Information                                              18

Item 6.    Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                19

CERTIFICATIONS                                                            20

                                                      LOGANSPORT FINANCIAL CORP.

                                            Consolidated Statements of Financial Condition

                                                   (In thousands, except share data)


                                                                                             June 30,        December 31,
         ASSETS                                                                                2003                2002
                                                                                           (unaudited)

Cash and due from banks                                                                    $    1,153           $     778
Interest-bearing deposits in other financial institutions                                      17,393              12,739
                                                                                           ----------           ---------
         Cash and cash equivalents                                                             18,546              13,517

Investment securities designated as available for sale - at market                              7,965               8,060
Mortgage-backed securities designated as available for sale - at market                        17,034              11,009
Loans receivable - net                                                                        109,008             110,386
Office premises and equipment - at depreciated cost                                             1,743               1,767
Real estate acquired through foreclosure                                                           25                  -
Federal Home Loan Bank stock - at cost                                                          2,029               2,003
Investment in real estate partnership                                                             993               1,026
Accrued interest receivable on loans                                                              391                 410
Accrued interest receivable on mortgage-backed securities                                          63                  49
Accrued interest receivable on investments and interest-bearing deposits                          115                 107
Prepaid expenses and other assets                                                                 605                  80
Cash surrender value of life insurance                                                          1,317               1,317
Deferred income tax asset                                                                         384                 364
Prepaid income taxes                                                                               31                   4
                                                                                           ----------           ---------
         Total assets                                                                        $160,249            $150,099
                                                                                           ==========           =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                     $106,466           $  98,325
Advances from the Federal Home Loan Bank                                                       35,156              33,836
Notes payable                                                                                   1,843               1,793
Accrued interest and other liabilities                                                            801                 772
         Total liabilities                                                                    144,266             134,726

Shareholders' equity
  Preferred stock - no par value, 2,000,000 shares authorized; none issued                         -                   -
  Common stock - no par value, 5,000,000 shares authorized; 858,672 and 848,958 shares at aggregate value issued and outstanding at
    June 30, 2003 and December 31, 2002, respectively                                           1,548               1,446
  Retained earnings - restricted                                                               14,005              13,444
  Less shares acquired by stock benefit plan                                                      (32)                (44)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                                  462                 527
                                                                                           ----------           ---------
         Total shareholders' equity                                                            15,983              15,373
                                                                                           ----------           ---------
         Total liabilities and shareholders' equity                                          $160,249            $150,099
                                                                                           ==========           =========



                                                      LOGANSPORT FINANCIAL CORP.

                                                  Consolidated Statements of Earnings

                                                   (In thousands, except share data)

                                                             (unaudited)


                                                                        Three months ended            Six months ended
                                                                               June 30,                    June 30,
                                                                         2003         2002            2003         2002
Interest income
  Loans                                                                $1,889       $2,110          $3,810       $4,185
  Mortgage-backed securities                                              137           82             268          154
  Investment securities                                                    99           97             195          189
  Interest-bearing deposits and other                                      47           57              94          120
                                                                       ------       ------          ------       ------
         Total interest income                                          2,172        2,346           4,367        4,648

Interest expense
  Deposits                                                                652          743           1,292        1,515
  Borrowings                                                              484          476             961          951
                                                                       ------       ------          ------       ------
         Total interest expense                                         1,136        1,219           2,253        2,466
                                                                       ------       ------          ------       ------

         Net interest income                                            1,036        1,127           2,114        2,182
Provision for losses on loans                                              90           90             180          180
                                                                       ------       ------          ------       ------
         Net interest income after provision for
           losses on loans                                                946        1,037           1,934        2,002

Other income
  Service charges on deposit accounts                                      53           56             107          111
  Gain on sale of investment securities                                   171           17             252           17
  Gain on sale of loans                                                    45           -               50           -
  Loss on equity investment                                               (26)         (20)            (50)         (56)
  Other operating                                                          29           29              54           61
                                                                       ------       ------          ------       ------
         Total other income                                               272           82             413          133

General, administrative and other expense
  Employee compensation and benefits                                      349          336             702          630
  Occupancy and equipment                                                  58           61             119          126
  Data processing                                                          44           46              93           95
  Other operating                                                         139          160             296          327
                                                                       ------       ------          ------       ------
         Total general, administrative and other expense                  590          603           1,210        1,178
                                                                       ------       ------          ------       ------

         Earnings before income taxes                                     628          516           1,137          957
Income tax expense                                                        191          145             336          266

         NET EARNINGS                                                 $   437      $   371         $   801      $   691
                                                                      =======      =======         =======      =======
Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities available for sale              (22)         151             (65)          98
                                                                       ------       ------          ------       ------

COMPREHENSIVE INCOME                                                  $   415      $   522         $   736      $   789
                                                                      =======      =======         =======      =======

EARNINGS PER SHARE
  Basic (based on net earnings)                                       $   .51      $   .39         $   .94      $   .71
                                                                      =======      =======         =======      =======

  Diluted (based on net earnings)                                     $   .50      $   .38         $   .91      $  .69
                                                                      =======      =======         =======      =======



                                                      LOGANSPORT FINANCIAL CORP.

                                            Consolidated Statements of Shareholders' Equity

                                                            (unaudited)

                                                   (In thousands, except share data)


                                                                                                    Six months ended
                                                                                                      June 30,
                                                                                             2003                  2002

Balance at January 1                                                                      $15,373               $17,402

Purchase of shares                                                                             -                 (2,466)

Issuance of shares under stock option plan                                                    102                   193

Amortization of stock benefit plan                                                             12                     8

Cash dividends of $.28 per share in 2003 and $.25 in 2002                                    (240)                 (239)

Unrealized gains (losses) on securities designated as
  available for sale, net of related tax effects                                              (65)                   98

Net earnings                                                                                  801                   691
                                                                                          -------               -------
Balance at June 30                                                                        $15,983               $15,687
                                                                                          =======               =======

Accumulated other comprehensive income                                                    $   462               $   353
                                                                                          =======               =======

                                                          LOGANSPORT FINANCIAL CORP.

                                                     Consolidated Statements of Cash Flows

                                                       For the six months ended June 30,

                                                                 (unaudited)

                                                                (In thousands)

                                                                                             2003                  2002
Cash flows from operating activities:
  Net earnings for the period                                                            $    801              $    691
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                              55                    54
    Amortization of premiums on investments and
      mortgage-backed securities                                                               14                    26
    Amortization expense of stock benefit plan                                                 12                     8
    Federal Home Loan Bank stock dividends                                                    (26)                   -
    Gain on sale of investment and mortgage-backed securities                                (252)                  (17)
    Loans originated for sale in the secondary market                                      (2,703)                   -
    Proceeds from sale of loans in the secondary market                                     2,730                    -
    Gain on sale of loans                                                                     (27)                   -
    Provision for losses on loans                                                             180                   180
    Loss on equity investment                                                                  50                    56
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                                     19                   (33)
      Accrued interest receivable on mortgage-backed securities                               (14)                   (7)
      Accrued interest receivable on investments                                               (8)                  (14)
      Prepaid expenses and other assets                                                      (525)                    6
      Accrued interest and other liabilities                                                   29                    93
      Federal income taxes
        Current                                                                               (27)                  (22)
        Deferred                                                                               14                    15
                                                                                          --------              --------
         Net cash provided by operating activities                                            322                 1,036

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities                                               1,008                   269
  Purchase of investment securities                                                        (4,207)               (3,463)
  Proceeds from maturities/calls of investment securities                                   3,375                 1,485
  Purchase of mortgage-backed securities                                                  (18,531)               (3,018)
  Proceeds from sale of mortgage-backed securities                                          9,896                    -
  Principal repayments on mortgage-backed securities                                        2,668                   700
  Purchase of Federal Home Loan Bank stock                                                     -                    (30)
  Loan disbursements                                                                      (27,116)              (21,402)
  Principal repayments on loans                                                            28,161                19,369
  Investment in real estate partnership                                                       (17)                  (19)
  Proceeds from sale of real estate acquired through foreclosure                              128                    65
  Purchases and additions to office premises and equipment                                    (31)                   (4)
                                                                                          --------              --------
         Net cash used in investing activities                                             (4,666)               (6,092)
                                                                                          --------              --------
         Net cash used in operating and investing activities
           (balance carried forward)                                                       (4,344)               (5,056)
                                                                                          --------              --------





                                                      LOGANSPORT FINANCIAL CORP.

                                           Consolidated Statements of Cash Flows (continued)

                                                   For the six months ended June 30,

                                                              (unaudited)

                                                            (In thousands)

                                                                                             2003                  2002

         Net cash used in operating and investing activities
           (balance brought forward)                                                     $ (4,344)             $ (5,056)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                          8,141                11,110
  Proceeds from Federal Home Loan Bank advances                                             4,445                 6,850
  Repayment of Federal Home Loan Bank advances                                             (3,125)               (6,864)
  Proceeds from note payable                                                                  125                    -
  Repayment of note payable                                                                   (75)                  (72)
  Purchase of shares                                                                           -                 (2,466)
  Proceeds from the exercise of stock options                                                 102                   193
  Dividends on common stock                                                                  (240)                 (239)
                                                                                          --------              --------
         Net cash provided by financing activities                                          9,373                 8,512
                                                                                          --------              --------
Net increase in cash and cash equivalents                                                   5,029                 3,456

Cash and cash equivalents, beginning of period                                             13,517                 8,816
                                                                                          --------              --------
Cash and cash equivalents, end of period                                                 $ 18,546              $ 12,272
                                                                                         =========             =========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest on deposits and borrowings                                                  $  2,266              $  2,461
                                                                                         =========             =========
    Income taxes                                                                         $    350              $    272
                                                                                         =========             =========
  Dividends payable at end of period                                                     $    120              $    119
                                                                                         =========             =========

Supplemental disclosure of noncash investing activities:
  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                    $     23              $     --
                                                                                         =========             =========
  Transfers from loans to real estate acquired through foreclosure                       $    153              $     --
                                                                                         =========             =========

Supplemental disclosure of noncash financing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                     $    (65)             $     98
                                                                                         =========             =========


                           Logansport Financial Corp.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

        For the six and three month periods ended June 30, 2003 and 2002


NOTE A:  Basis of Presentation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Logansport Financial Corp.'s (the "Company") financial position as of June 30, 2003, and its results of operations and cash flows for the three and six month periods ended June 30, 2003 and 2002. The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire year.


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


NOTE C:  Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                                 For the three months ended                For the six months ended
                                                           June 30,                                June 30,
                                                      2003           2002                    2003           2002

Weighted-average common shares
  outstanding (basic)                              855,479        937,216                 852,920        974,986
Dilutive effect of assumed exercise
  of stock options                                  28,018         34,510                  26,648         32,651
                                                   -------        -------                 -------      ---------
Weighted-average common shares
  outstanding (diluted)                            883,497        971,726                 879,568      1,007,637
                                                   =======        =======                 =======      =========


A cash dividend of $.14 per common share was declared on June 2, 2003, payable on July 10, 2003, to stockholders of record as of June 13, 2003.


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

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, there would have been no material effect on the Corporation's net earnings and earnings per share for the six-month periods ended June 30, 2003 and 2002.

A summary of the status of the Corporation's stock option plans as of June 30, 2003 and December 31, 2002 and 2001, and changes during the periods ending on those dates is presented below:


                                                         June 30,                           December 31,
                                                           2003                    2002                    2001
                                                              Weighted-               Weighted-               Weighted-
                                                                average                 average                 average
                                                               exercise                exercise                exercise
                                                      Shares      price       Shares      price       Shares      price

Outstanding at beginning of period                    79,136    $10.63       106,796    $10.61       125,915    $10.59
Granted                                                   --        --            --        --            --        --
Exercised                                             (9,714)   $10.53       (27,660)    10.53       (15,463)    10.53
Forfeited                                                 --        --            --        --        (3,656)    10.53
                                                      ------    ------       -------    ------       -------    -------
Outstanding at end of period                          69,422    $10.63        79,136    $10.63       106,796    $10.61
                                                      ======    ======       =======    ======       =======    ======
Options exercisable at period-end                     68,922    $10.61        78,636    $10.61       105,796    $10.58
                                                      ======    ======       =======    ======       =======    ======

The following information applies to options outstanding at June 30, 2003:

Number outstanding                                               69,422
Range of exercise prices                                  $10.53-$13.75
Weighted-average exercise price                                  $10.63
Weighted-average remaining contractual life                   2.4 years


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

The Corporation defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of June 30, 2003 is $3.2 million and they expire through 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In  January  2003,  the FASB  issued  FASB  Interpretation  No.  46 ("FIN  46"),
"Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation has not established any variable interest entities subsequent to January 31, 2003. Management does not expect FIN 46 to have a material effect on its financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date, except for the following:

     o guidance incorporated from FASB Staff Implementation Issues that was effective for periods beginning prior to June 15, 2003 should continue to be applied according to the effective dates in those issues

     o guidance relating to forward purchase and sale agreements involving when-issued securities should be applied to both existing contracts and new contracts entered into after June 30, 2003.

Management does not expect SFAS No. 149 to have a material effect on the Corporation's financial position or results of operations.

In May 2003 the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Corporation). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management does not expect SFAS No. 150 to have a material effect on the Corporation's financial statements.

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

Discussion  of Financial  Condition  Changes from  December 31, 2002 to June 30,
2003

The Company reported total assets of $160.2 million at June 30, 2003, an increase of $10.2 million, or 6.8%, compared to December 31, 2002. This increase was funded primarily by the addition of $8.1 million in short-term local government deposits which are subject to bid every 60 to 90 days. The Company bids to retain the funds when it has a use for the proceeds but local market competition for the funds varies and the outcome of bidding is frequently unpredictable. Cash and cash equivalents increased by $5.0 million, from $13.5 million at December 31, 2002, to $18.5 million at June 30, 2003. Investment and mortgage-backed securities totaled $25.0 million at June 30, 2003, an increase of $5.9 million, or 31.1%, over December 31, 2002. Purchases of securities totaling $22.7 million were partially offset by repayments, calls and maturities of $6.0 million and sales of $10.9 million.

Net loans decreased from $110.4 million at December 31, 2002 to $109.0 million at June 30, 2003. Loan originations amounted to $29.8 million for the six months ended June 30, 2003, while principal repayments amounted to $28.2 million and sales of one-to-four family residential real estate loans amounted to $2.7 million. Loan originations during 2003 were comprised primarily of loans secured by nonresidential and commercial real estate, other commercial property and commercial leases. The commercial and nonresidential loan portfolios totaled $40.9 million at June 30, 2003, compared to $35.8 million at December 31, 2002. Loans secured by one- to four-family residential real estate totaled $55.8 million at June 30, 2003, compared to $61.7 million at December 31, 2002. In the first quarter of 2003, the Company initiated a program to sell certain one- to four-family loans in the secondary market, dealing with the Federal Home Loan Bank of Indianapolis.

Deposits totaled $106.5 million at June 30, 2003, a increase of $8.1 million, or 8.3%, from the balance at December 31, 2002. Borrowings increased slightly over the six month period, and at June 30, 2003, were comprised of $35.2 million of FHLB advances, a $1.0 million note payable related to an equity investment in low income housing, and an $825,000 line of credit.

Shareholders' equity totaled $16.0 million at June 30, 2003, an increase of $610,000, or 4.0%, over the $15.4 million total at December 31, 2002. The increase resulted from net earnings of $801,000 and proceeds from exercise of stock options of $102,000, which were partially offset by dividends paid of $240,000 and a decrease of $65,000 in the unrealized gains on securities available for sale.

Results of Operations

Comparison of the Six Months Ended June 30, 2003 and June 30, 2002

Net earnings for the six months ended June 30, 2003 totaled $801,000, compared with $691,000 for the six months ended June 30, 2002, an increase of $110,000, or 15.9%. Net interest income decreased by $68,000, total other income increased by $280,000 and general, administrative and other expense increased by $32,000, while the provision for losses on loans remained constant and income taxes increased by $70,000.

Interest income on loans decreased by $375,000, or 9.0%, for the six months ended June 30, 2003, compared to the same period in 2002, due primarily to a decrease in the yield on loans. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $557,000 for the six months ended June 30, 2003, a $94,000, or 20.3%, increase over the six months ended June 30, 2002. The increase was due primarily to an increase in the average balance outstanding year to year. Interest expense on deposits decreased by $223,000, or 14.7%, as the average cost of deposits decreased. Interest expense on borrowings increased by $10,000 due primarily to the addition of a line of credit. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy. As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $68,000, or 3.1%.

The Company maintains a general allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $180,000 for each of the six month periods ended June 30, 2003 and 2002. The provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio. At June 30, 2003 and December 31, 2002, the allowance amounted to $1.6 million and $1.5 million, respectively. In both periods, $200,000 of the total allowance was allocated for a specific reserve. The ratio of the total allowance to total loans was 1.43% at June 30, 2003 and 1.32% at December 31, 2002. Non-performing loans totaled $1.4 million and $1.5 million at June 30, 2003 and December 31, 2002, respectively. The ratio of the allowance for loan losses to non-performing loans amounted to 116.9% at June 30, 2003 and 98.3% at December 31, 2002. During the six months ending June 30, 2003, the Company took three properties into real estate owned and wrote off $51,000 against the allowance to record them at a net realizable value of $153,000. During this period two of the three properties have been sold and one remains in Real Estate Owned. Based on management's review of the loan portfolio, the allowance for loan losses at June 30, 2003 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Other income totaled $413,000 for the six months ended June 30, 2003, a $280,000, or 210.5%, increase over the 2002 period. The increase was due primarily to a $235,000 increase in the gain on the sale of investment and mortgage-backed securities and a $50,000 gain on the sale of loans. The increase in other income was also impacted by a decrease in the pre-tax loss on the equity investment of $6,000. Other operating income decreased by $7,000, or 11.5%, due primarily to a decrease in loan service charges and fees.

General, administrative and other expense totaled $1.2 million for the six-month period ended June 30, 2003, an increase of $32,000, or 2.7%, compared to the six month period ended June 30, 2002. Employee compensation and benefits expense increased by $72,000, or 11.4%, due primarily to an increase in management staff, an increase in the cost of medical insurance and normal merit increases. In addition, the resumption of the accrual for pension expense related to the Bank's multi-employer defined benefit pension plan accounted for $39,000 of the increase. Other operating expenses decreased by $31,000, or 9.5%, compared to the six months period ended June 30, 2002, due primarily to decreases in advertising and professional fees.

Subsequent to June 30, 2003, routine internal audit procedures uncovered several unauthorized loan transactions by an employee whose employment has been terminated. At this time, the Corporation does not believe the amount of such loans will exceed $40,000. The Corporation has filed a claim with its fidelity bond carrier and is seeking immediate restitution from the employee. In the opinion of management, the final resolution of this matter will not have a material adverse effect on the Corporation's financial condition or results of operations.

Comparison of the Six Months Ended June 30, 2003 and June 30, 2002 (continued)

The provision for income taxes totaled $336,000 for the six months ended June 30, 2003, an increase of $70,000, or 26.3%, over the same period in 2002. The increase was due to a $180,000, or 18.8%, increase in pre-tax earnings. The Company's effective tax rates for the six-month periods ended June 30, 2003 and 2002, were 29.6% and 27.8%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.

Comparison of the Three Months Ended June 30, 2003 and June 30, 2002

Net earnings for the three months ended June 30, 2003 totaled $437,000, compared with $371,000 for the three months ended June 30, 2002, an increase of $66,000, or 17.8%. Net interest income decreased by $91,000, total other income increased by $190,000 and general, administrative and other expense decreased by $13,000, while the provision for losses on loans remained constant and income taxes increased by $46,000.

Interest income on loans decreased by $221,000, or 10.5%, for the three months ended June 30, 2003, compared to the same quarter in 2002, due primarily to a decrease in the yield on loans and a slight decline in the outstanding balance. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $283,000 for the three months ended June 30, 2003, a $47,000, or 19.9%, increase over the 2002 quarter. The increase was due primarily to an increase in the average balance outstanding year to year. Interest expense on deposits decreased by $91,000, or 12.2%, as the average cost of deposits decreased. Interest expense on borrowings increased by $8,000 due primarily to the addition of a line of credit. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy. As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $91,000, or 8.1%.

The Company maintains an allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $90,000 for each of the three month periods ended June 30, 2003 and 2002. The provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio and in the level of nonperforming loans year to year. Based on management's review of the loan portfolio, the allowance for loan losses at June 30, 2003 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Other income totaled $272,000 for the three months ended June 30, 2003, a $190,000, or 231.7%, increase over the 2002 quarter. The increase was due primarily to a $154,000 increase in the gain on the sale of investment and mortgage-backed securities and a $45,000 gain on the sale of loans.

General, administrative and other expense totaled $590,000 for the three-month period ended June 30, 2003, a decrease of $13,000, or 2.2%, compared to the three month period ended June 30, 2002. Other operating expenses decreased by $21,000, or 13.1%, compared to the quarter ended June 30, 2002, due primarily to decreases in advertising and professional fees. Employee compensation and benefits expense increased by $13,000, or 3.9%, due primarily to an increase in the cost of medical insurance compared to the prior period, normal merit increases, as well as the resumption of the accrual for pension expense.

The provision for income taxes totaled $191,000 for the three months ended June 30, 2003, an increase of $46,000, or 31.7%, over the same period in 2002. The increase was due to a $112,000, or 21.7%, increase in pre-tax earnings. The Company's effective tax rates for the three-month periods ended June 30, 2003 and 2002, were 30.4% and 28.1%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.

Comparison of the Three Months Ended June 30, 2003 and June 30, 2002 (continued)

Capital Resources

Pursuant to Office of Thrift Supervision ("OTS") capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At June 30, 2003, the Bank's tangible and leverage capital ratios were each 10.2%, and its risk-based capital to risk-weighted assets ratio was 17.8%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital levels as of June 30, 2003.

Capital Standard                Required            Bank's            Excess
----------------                --------            ------            ------
                                                (In thousands)
Tangible (1.5%)                  $2,395           $16,322            $13,927
Core (4.0%)                       6,386            16,322              9,936
Risk-based (8.0%)                 7,880            17,555              9,675

Off-balance Sheet Arrangements

As of the date of this report, the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Presented below, as of March 31, 2003 (the latest available date) is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments in accordance with OTS regulations. As illustrated in the tables, the Bank's NPV is more sensitive to rising rates than declining rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans (many of which have maximum per year adjustments of 1%), fixed-rate loans and mortgage-backed securities decline due to the rate increases. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising or falling rate scenarios.


Change                     Net Portfolio Value                      NPV as % of PV of Assets
In Rates       $ Amount         $ Change           % Change        NPV Ratio           Change
                (Dollars in thousands)

+300bp          $15,267         $(1,643)             (10)%           10.49%             (60)bp
+200bp           16,304            (606)              (4)%           11.01%              (8)bp
+100bp           16,966              56                0%            11.27%              18bp
     -           16,910              --                -             11.09%              --
-100bp           16,058            (852)              (5)%           10.43%             (66)bp


Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets               11.09%
Exposure Measure: Post-Shock NPV Ratio                      10.43%
Sensitivity Measure: Change in NPV Ratio                       66bp

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

Item 4.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

(b)  Changes in  internal  controls.  There were no  significant  changes in the
     Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the six-month period ended June 30, 2003, or are as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.   Submission of Matter to a Vote of  Security Holders

On April 8, 2003, the Company held its 2003 annual meeting of shareholders. A total of 767,662 shares or 90.21% of the Company's shares outstanding, were represented at the meeting either in person or by proxy.

Two directors were nominated by the Company's Board of Directors to serve new three year terms. The nominees, and the voting results are listed below.

                              For           Against          Withheld

James P. Bauer              741,155          26,507               0
William Tincher, Jr.        741,155          26,507               0

The other directors continuing in office are Brian J. Morrill, Susanne S. Ridlen, Charles J. Evans, Todd S. Weinstein, David G. Wihebrink, and Thomas G. Williams.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

          The following exhibits are attached to this report on Form 10-Q:

               31(1) Certification required by 17 C.F.R. Section 240.13a-14(a)

               31(2) Certification required by 17 C.F.R. Section 240.13a-14(a)

               32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K.

          The Registrant filed one report on Form 8-K filed during the quarter ended June 30, 2003.

          Date of Report: April 22, 2003

          Items Reported: Press release dated April 22, 2003 announcing results of operations for the quarter ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                        Logansport Financial Corp.



Date: August 13, 2003                   By: /s/ David G. Wihebrink
                                            ------------------------------------
                                            David G. Wihebrink, President and
                                            Chief Executive Officer


Date: August 13, 2003                   By: /s/ Dottye Robeson
                                            ------------------------------------
                                            Dottye Robeson, Secretary and
                                            Treasurer