Form 10-Q
period 2003-09-30
LOGANSPORT FINANCIAL CORP
filed 2003-11-14
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR

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

                  Yes [ ]    No [X]

The number of shares outstanding of the Registrant's common stock, without par value, as of November 1, 2003 was 877,444.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                      Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Statements of Financial
             Condition as of September 30, 2003
             and December 31, 2002                                         3

           Consolidated Statements of Earnings
             for the three and nine months ended September 30,
             2003 and 2002                                                 4

           Consolidated Statements of Shareholders'
             Equity for the nine months ended
             September 30, 2003 and 2002                                   5

           Consolidated Statements of Cash Flows
             for the nine months ended
             September 30, 2003 and 2002                                   6

           Notes to Consolidated Condensed Financial
             Statements                                                    8

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           12

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     16

Item 4.    Controls and Procedures                                         17

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                               18

Item 2.    Changes in Securities and Use of Proceeds                       18

Item 3.    Defaults Upon Senior Securities                                 18

Item 4.    Submission of Matters to a Vote of Security Holders             18

Item 5.    Other Information                                               18

Item 6.    Exhibits and Reports on Form 8-K                                18

SIGNATURES                                                                 19

                                         LOGANSPORT FINANCIAL CORP.

                                Consolidated Statements of Financial Condition

                                       (In thousands, except share data)


                                                                          September 30,        December 31,
         ASSETS                                                                    2003                2002
                                                                            (unaudited)

Cash and due from banks                                                       $     989           $     778
Interest-bearing deposits in other financial institutions                         9,640              12,739
                                                                              ---------           ---------
         Cash and cash equivalents                                               10,629              13,517

Investment securities designated as available for sale - at market               10,185               8,060
Mortgage-backed securities designated as available for sale - at market          16,608              11,009
Loans receivable - net                                                          106,720             110,386
Office premises and equipment - at depreciated cost                               1,722               1,767
Federal Home Loan Bank stock - at cost                                            2,054               2,003
Investment in real estate partnership                                               968               1,026
Accrued interest receivable on loans                                                482                 410
Accrued interest receivable on mortgage-backed securities                            59                  49
Accrued interest receivable on investments and interest-bearing deposits            109                 107
Prepaid expenses and other assets                                                   335                  80
Cash surrender value of life insurance                                            1,317               1,317
Deferred income tax asset                                                           533                 364
Prepaid income taxes                                                                 31                   4
                                                                              ---------           ---------

         Total assets                                                         $ 151,752           $ 150,099
                                                                              =========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $  98,859           $  98,325
Advances from the Federal Home Loan Bank                                         34,027              33,836
Notes payable                                                                     1,918               1,793
Accrued interest and other liabilities                                              860                 772
                                                                              ---------           ---------
         Total liabilities                                                      135,664             134,726

Shareholders' equity
  Preferred stock - no par value, 2,000,000 shares authorized; none issued           -                   -
  Common stock - no par value, 5,000,000 shares authorized; 877,444 and 848,958 shares at aggregate value issued and outstanding at
    September 30, 2003 and December 31, 2002, respectively                        1,752               1,446
  Retained earnings - restricted                                                 14,203              13,444
  Less shares acquired by stock benefit plan                                        (27)                (44)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                    160                 527
                                                                              ---------           ---------
         Total shareholders' equity                                              16,088              15,373
                                                                              ---------           ---------

         Total liabilities and shareholders' equity                           $ 151,752           $ 150,099
                                                                              =========           =========

                                                LOGANSPORT FINANCIAL CORP.

                                           Consolidated Statements of Earnings

                                            (In thousands, except share data)

                                                                       Three months ended             Nine months ended
                                                                          September 30,                  September 30,
                                                                    2003             2002            2003          2002
Interest income
  Loans                                                            $1,819           $2,087          $5,629       $6,272
  Mortgage-backed securities                                          170              106             438          260
  Investment securities                                                97               93             292          282
  Interest-bearing deposits and other                                  62               66             156          186
                                                                   ------           ------          ------       ------
         Total interest income                                      2,148            2,352           6,515        7,000

Interest expense
  Deposits                                                            650              741           1,942        2,256
  Borrowings                                                          490              474           1,451        1,425
                                                                   ------           ------          ------       ------
         Total interest expense                                     1,140            1,215           3,393        3,681
                                                                   ------           ------          ------       ------

         Net interest income                                        1,008            1,137           3,122        3,319
Provision for losses on loans                                          90               90             270          270
                                                                   ------           ------          ------       ------
         Net interest income after provision for
           losses on loans                                            918            1,047           2,852        3,049

Other income (loss)
  Service charges on deposit accounts                                  54               54             161          165
  Gain (loss) on sale of investment and mortgage-backed securities    (20)              -              232           17
  Gain on sale of loans                                                56               -              106           -
  Loss on equity investment                                           (26)             (21)            (76)         (77)
  Other operating                                                      22               25              76           86
                                                                   ------           ------          ------       ------
         Total other income                                            86               58             499          191

General, administrative and other expense
  Employee compensation and benefits                                  345              341           1,047          971
  Occupancy and equipment                                              46               58             165          184
  Data processing                                                      49               49             142          144
  Other operating                                                     132              131             428          458
                                                                   ------           ------          ------       ------
         Total general, administrative and other expense              572              579           1,782        1,757
                                                                   ------           ------          ------       ------

         Earnings before income taxes                                 432              526           1,569        1,483
Income tax expense                                                    112              151             448          417
                                                                   ------           ------          ------       ------

         NET EARNINGS                                              $  320           $  375          $1,121       $1,066
                                                                   ======           ======          ======       ======

Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities, net of tax              $ (315)          $  151         $  (214)     $   260
  Reclassification adjustment for realized (gains) losses
    included in earnings, net of taxes (benefits) of $(7), $79
    and $6 for the respective periods                                  13               -             (153)         (11)
                                                                   ------           ------          ------       ------
COMPREHENSIVE INCOME                                               $   18           $  526          $  754       $1,315
                                                                   ======           ======          ======       ======
EARNINGS PER SHARE
  Basic (based on net earnings)                                      $.36             $.41           $1.30        $1.12
                                                                      ===              ===            ====         ====
  Diluted (based on net earnings)                                    $.36             $.39           $1.27        $1.08
                                                                      ===              ===            ====         ====

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity

                        (In thousands, except share data)

                                                            Nine months ended
                                                               September 30,
                                                           2003           2002

Balance at January 1                                     $15,373        $17,402

Purchase of shares                                            -          (2,466)

Issuance of shares under stock option plan                   306            291

Amortization of stock benefit plan                            17             13

Cash dividends of $.42 in 2003 and $.38 in 2002             (362)          (359)

Unrealized gains (losses) on securities designated as
  available for sale, net of related tax effects            (367)           249

Net earnings                                               1,121          1,066
                                                         -------        -------

Balance at September 30                                  $16,088        $16,196
                                                         =======        =======

Accumulated other comprehensive income                   $   160        $   504
                                                         =======        =======

                                                 LOGANSPORT FINANCIAL CORP.
                                            Consolidated Statements of Cash Flows
                                                       (In thousands)

                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                             2003                  2002
Cash flows from operating activities:
  Net earnings for the period                                                            $  1,121              $  1,066
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                              82                    80
    Amortization of premiums on investments and
      mortgage-backed securities                                                               48                    34
    Gain on sale of investment and mortgage-backed securities                                (232)                  (17)
    Amortization expense of stock benefit plan                                                 17                    13
    Federal Home Loan Bank stock dividends                                                    (51)                   -
    Loans originated for sale in the secondary market                                      (5,613)                   -
    Proceeds from the sale of loans in the secondary market                                 5,672                    -
    Gain on sale of loans                                                                     (59)                   -
    Provision for losses on loans                                                             270                   270
    Loss on equity investment                                                                  76                    77
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                                    (72)                  (36)
      Accrued interest receivable on mortgage-backed securities                               (10)                  (23)
      Accrued interest receivable on investments                                               (2)                   13
      Prepaid expenses and other assets                                                      (255)                   18
      Accrued interest and other liabilities                                                   88                    69
      Federal income taxes
        Current                                                                               (27)                  (69)
        Deferred                                                                               21                    22
                                                                                         --------              --------
         Net cash provided by operating activities                                          1,074                 1,517

Cash flows provided by (used in) investing activities:
  Proceeds from sale of investment securities                                               1,531                   269
  Purchase of investment securities                                                        (7,713)               (3,712)
  Proceeds from maturities/calls of investment securities                                   3,925                 2,235
  Purchase of mortgage-backed securities                                                  (24,643)               (8,024)
  Proceeds from sale of mortgage-backed securities                                         14,568                    -
  Principal repayments on mortgage-backed securities                                        4,235                 1,118
  Purchase of Federal Home Loan Bank stock                                                     -                    (30)
  Loan disbursements                                                                      (43,403)              (33,518)
  Principal repayments on loans                                                            46,646                31,370
  Investment in real estate partnership                                                       (18)                  (21)
  Proceeds from sale of real estate acquired through foreclosure                              153                    65
  Purchases and additions to office premises and equipment                                    (37)                  (67)
                                                                                         --------              --------
         Net cash used in investing activities                                             (4,756)              (10,315)
                                                                                         --------              --------

         Net cash used in operating and investing activities
           (balance carried forward)                                                       (3,682)               (8,798)
                                                                                         --------              --------

                                                  LOGANSPORT FINANCIAL CORP.

                                        Consolidated Statements of Cash Flows (Continued)

                                                        (In thousands)
                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                             2003                  2002

         Net cash used in operating and investing activities
           (balance brought forward)                                                     $ (3,682)             $ (8,798)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                            534                13,114
  Proceeds from Federal Home Loan Bank advances                                             4,445                 9,950
  Repayment of Federal Home Loan Bank advances                                             (4,254)               (8,864)
  Proceeds from note payable                                                                  200                    -
  Repayment of note payable                                                                   (75)                  (72)
  Proceeds from the exercise of stock options                                                 306                   291
  Purchase of shares                                                                           -                 (2,466)
  Dividends on common stock                                                                  (362)                 (359)
                                                                                         --------              --------
         Net cash provided by financing activities                                            794                11,594
                                                                                         --------              --------

Net increase (decrease) in cash and cash equivalents                                       (2,888)                2,796

Cash and cash equivalents, beginning of period                                             13,517                 8,816
                                                                                         --------              --------

Cash and cash equivalents, end of period                                                 $ 10,629              $ 11,612
                                                                                         ========              ========


Supplemental disclosure of cash flow information:
    Cash paid during the period for:
      Interest on deposits and borrowings                                                $  3,402              $  3,674
                                                                                         ========              ========

    Income taxes                                                                         $    455              $    464
                                                                                         ========              ========

    Dividends payable at end of period                                                   $    123              $    120
                                                                                         ========              ========

Supplemental disclosure of noncash financing activities:
  Recognition of mortgage servicing rights in accordance
     with SFAS No. 140                                                                   $     47              $     -
                                                                                         ========              ========

  Transfers from loans to real estate acquired through foreclosure                       $    153              $     -
                                                                                         ========              ========

  Unrealized gains (losses) on securities designated as available for sale,
    net of related tax effects                                                           $   (367)             $    249
                                                                                         ========              ========

                           Logansport Financial Corp.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     For the nine and three month periods ended September 30, 2003 and 2002


NOTE A: Basis of Presentation

The unaudited interim consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2002. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Logansport Financial Corp.'s (the "Company") financial position as of September 30, 2003, and its results of operations and cash flows for the three and nine month periods ended September 30, 2003 and 2002. The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results which may be expected for the entire year.


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


NOTE C: Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares issued under the Company's stock option plan. The computations are as follows:



                                                  For the three months ended            For the nine months ended
                                                         September 30,                        September 30,
                                                      2003           2002                    2003           2002

Weighted-average common shares
  outstanding (basic)                              872,457        918,123                 859,504        955,824
Dilutive effect of assumed exercise
  of stock options                                  22,261         30,121                  20,442         29,512
                                                   -------        -------                 -------        -------
Weighted-average common shares
  outstanding (diluted)                            894,718        948,244                 879,946        985,336
                                                   =======        =======                 =======        =======



A cash dividend of $.14 per common share was declared on September 2, 2003, payable on October 10, 2003, to stockholders of record as of September 15, 2003.

NOTE D: Critical Accounting Policies

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the carrying value of mortgage servicing rights. The Company's critical accounting policies are discussed in detail in its Shareholder Annual Report for the year ended December 31, 2002 (incorporated by reference into the Company's 10K filing) in Note A of the Notes to the Consolidated Financial Statements under "Allowance for Loan Losses." If management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for losses on loans decrease. Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

SFAS No. 140 requires that capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Company, calculated in accordance with the provisions of SFAS No. 140, were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value of the pool, i.e., the net realizable present value to an acquiror of the acquired servicing. Fluctuations in the fair value of mortgage servicing rights may affect net earnings, as this asset is carried at the lower of amortized cost or fair value.


NOTE E: Stock Option Plans

During 1996, the Board of Directors adopted a Stock Option Plan that provided for the issuance of 132,250 shares of common stock at the fair value at the date of grant. During 1999, the Board of Directors adopted a second Stock Option Plan that provided for the issuance of 115,000 shares of common stock at the fair value at the date of grant.

The Company accounts for its stock option plans in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, there would have been no material effect on the Company's net earnings and earnings per share for the nine and three month periods ended September 30, 2003 and 2002.

A summary of the status of the Company's stock option plans as of September 30, 2003 and December 31, 2002 and 2001, and changes during the periods ending on those dates is presented below:


                                        September 30,                        December 31,
                                            2003                    2002                    2001
                                               Weighted-               Weighted-               Weighted-
                                                 average                 average                 average
                                                exercise                exercise                exercise
                                       Shares      price       Shares      price       Shares      price

Outstanding at beginning of period     79,136    $10.63       106,796    $10.61       125,915     $10.59
Granted                                    -         -           -           -             -          -
Exercised                             (28,486)    10.76       (27,660)    10.53       (15,463)     10.53
Forfeited                                  -         -             -         -         (3,656)     10.53
                                       ------     -----        ------     -----       -------      -----

Outstanding at end of period           50,650    $10.56        79,136    $10.63       106,796     $10.61
                                       ======     =====        ======     =====       =======      =====

Options exercisable at period-end      50,150    $10.53        78,636    $10.61       105,796     $10.58
                                       ======     =====        ======     =====       =======      =====


The following information applies to options outstanding at September 30, 2003:

Number outstanding                                                       50,650
Range of exercise prices                                          $10.53-$13.75
Weighted-average exercise price                                          $10.56
Weighted-average remaining contractual life                           2.5 years


NOTE F: Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The expanded annual disclosure requirements and the transition provisions are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002, without material effect on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial letters of credit which require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires the Company to record an initial liability, generally equal to the fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to letters of credit the Company issues or modifies subsequent to December 31, 2002.

The Company defines the initial fair value of these letters of credit as the fee received from the customer. The maximum potential undiscounted amount of future payments of these letters of credit as of September 30, 2003 is $3.2 million and they expire through 2008. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In  January  2003,  the FASB  issued  FASB  Interpretation  No.  46 ("FIN  46"),
"Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has not established any variable interest entities subsequent to January 31, 2003. Management adopted FIN 46 effective July 1, 2003, as required, without material effect on the Company's financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in Statement 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Management adopted SFAS No. 149 effective July 1, 2003, as required, without material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Company). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management adopted SFAS No. 150 effective July 1, 2003, as required, without material effect on the Company's financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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


Discussion of Financial Condition Changes from December 31, 2002 to September 30, 2003

The Company reported total assets of $151.8 million at September 30, 2003, an increase of $1.7 million, or 1.1%, compared to December 31, 2002. Cash and cash equivalents decreased by $2.9 million, from $13.5 million at December 31, 2002, to $10.6 million at September 30, 2003. Investment and mortgage-backed securities totaled $26.8 million at September 30, 2003, an increase of $7.7 million, or 40.5%, over December 31, 2002. Purchases of securities totaling $32.4 million were partially offset by repayments, calls and maturities of $8.2 million and sales of $16.1 million.

Net loans decreased from $110.4 million at December 31, 2002 to $106.7 million at September 30, 2003. Loan originations amounted to $49.0 million for the nine months ended September 30, 2003, while principal repayments amounted to $46.6 million and sales of one- to four-family residential real estate loans amounted to $5.6 million. Loan originations during 2003 were comprised primarily of loans secured by nonresidential and commercial real estate, other commercial property and commercial leases. The commercial and nonresidential loan portfolios totaled $41.9 million at September 30, 2003, compared to $35.8 million at December 31, 2002. Loans secured by one- to four-family residential real estate totaled $53.2 million at September 30, 2003, compared to $61.7 million at December 31, 2002. In the first quarter of 2003, the Company initiated a program to sell certain one- to four-family loans in the secondary market, dealing with the Federal Home Loan Bank of Indianapolis.

Deposits totaled $98.9 million at September 30, 2003, an increase of $534,000, or .5%, from the balance at December 31, 2002. Borrowings increased slightly over the nine month period and at September 30, 2003, were comprised of $34.0 million of FHLB advances, a $1.0 note payable related to an equity investment in low income housing, and a $900,000 line of credit.

Shareholders' equity totaled $16.1 million at September 30, 2003, an increase of $715,000, or 4.7%, over the $15.4 million total at December 31, 2002. The increase resulted from net earnings of $1.1 million and proceeds from exercise of stock options of $306,000, which were partially offset by dividends paid of $362,000 and a decrease of $367,000 in the unrealized gains on securities available for sale.


Results of Operations

Comparison of the Nine Months Ended September 30, 2003 and September 30, 2002

Net earnings for the nine months ended September 30, 2003 totaled $1,121,000, compared with $1,066,000 for the nine months ended September 30, 2002, an increase of $55,000, or 5.2%. Net interest income decreased by $197,000, total other income increased by $308,000 and general, administrative and other expense increased by $25,000, while the provision for losses on loans remained constant and income taxes increased by $31,000.

Comparison of the Nine Months Ended September 30, 2003 and September 30, 2002 (continued)

Interest income on loans decreased by $643,000, or 10.3%, for the nine months ended September 30, 2003, compared to the same period in 2002, due primarily to a decrease in the yield on loans and a decline in the average balance. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $886,000 for the nine months ended September 30, 2003, a $158,000, or 21.7%, increase over the nine months ended September 30, 2002. The increase was due primarily to an increase in the average balance outstanding year to year. Interest expense on deposits decreased by $314,000, or 13.9%, as the average cost of deposits decreased. Interest expense on borrowings increased by $26,000, or 1.8%, due primarily to the addition of a line of credit. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy. As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $197,000, or 5.9%.

The Company maintains an allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $270,000 for each of the nine month periods ended September 30, 2003 and 2002. The provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio. At September 30, 2003 and December 31, 2002, the allowance amounted to $1.7 million and $1.5 million, respectively. In both periods, $200,000 of the total allowance was allocated for a specific reserve. The ratio of the total allowance to total loans was 1.54% at September 30, 2003 and 1.32% at December 31, 2002. Non-performing loans totaled $1.5 million at both September 30, 2003 and December 31, 2002. The ratio of the allowance for loan losses to non-performing loans amounted to 114.3% at September 30, 2003 and 98.3% at December 31, 2002. During the nine months ending September 30, 2003, the Company took three properties into real estate owned and wrote off $51,000 against the allowance to record them at a net realizable value of $153,000. During this period all three of the properties have been sold. Based on management's review of the loan portfolio, the allowance for loan losses at September 30, 2003 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Other income totaled $499,000 for the nine months ended September 30, 2003, a $308,000, or 161.3%, increase over the 2002 period. The increase was due primarily to a $215,000 increase in the gain on the sale of investment and mortgage-backed securities and a $106,000 gain on the sale of loans.

General, administrative and other expense totaled $1.8 million for the nine-month period ended September 30, 2003, an increase of $25,000, or 1.4%, compared to the nine month period ended September 30, 2002. Employee compensation and benefits expense increased by $76,000, or 7.8%, due primarily to the resumption of the accrual for pension expense related to the Bank's multi-employer defined benefit pension plan, which accounted for $51,000 of the increase, and an increase in management staff and normal merit increases. All other operating expenses decreased by $51,000, or 6.5%, compared to the nine month period ended September 30, 2002, due primarily to decreases in advertising, professional fees, property taxes and repair and maintenance expenses.

During the current quarter, routine internal audit procedures uncovered several unauthorized loan transactions by an employee whose employment has been terminated. The Bank has received full restitution from the former employee.

The provision for income taxes totaled $448,000 for the nine months ended September 30, 2003, an increase of $31,000, or 7.4%, over the same period in 2002. The increase was due to an $86,000, or 5.8%, increase in pre-tax earnings. The Company's effective tax rates for the nine-month periods ended September 30, 2003 and 2002, were 28.6% and 28.1%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low-income housing partnership.

Comparison of the Three Months Ended September 30, 2003 and September 30, 2002

Net earnings for the three months ended September 30, 2003 totaled $320,000, compared with $375,000 for the three months ended September 30, 2002, a decrease of $55,000, or 14.7%. Net interest income decreased by $129,000, total other income increased by $28,000 and general, administrative and other expense decreased by $7,000, while the provision for losses on loans remained constant and income taxes decreased by $39,000.

Interest income on loans decreased by $268,000, or 12.8%, for the three months ended September 30, 2003, compared to the same quarter in 2002, due primarily to a decrease in the yield on loans and a decline in the outstanding balance. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $329,000 for the three months ended September 30, 2003, a $64,000, or 24.2%, increase over the 2002 quarter. The increase was due primarily to an increase in the average balance outstanding year to year. Interest expense on deposits decreased by $91,000, or 12.3%, as the average cost of deposits decreased. Interest expense on borrowings increased by $16,000, or 3.4%, due primarily to the addition of a line of credit. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy. As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $129,000, or 11.3%.

The Company maintains an allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $90,000 for each of the three month periods ended September 30, 2003 and 2002. The provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio. Based on management's review of the loan portfolio, the allowance for loan losses at September 30, 2003 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations.

Other income totaled $86,000 for the three months ended September 30, 2003, a $28,000, or 48.3%, increase over the 2002 quarter. The increase was due primarily to a $56,000 gain on the sale of loans, which was partially offset by a $20,000 loss on the sale of investment and mortgage-backed securities.

General, administrative and other expense totaled $572,000 for the three-month period ended September 30, 2003, a decrease of $7,000, or 1.2%, compared to the three month period ended September 30, 2002. Occupancy and equipment expenses declined by $12,000, or 20.7%, primarily as a result of the adjustment of the accrual for property taxes. The State of Indiana has been in a re-assessment period and involved in the process of converting to a Fair Market Value system for property taxes. The resolution of this conversion resulted in lower taxes than anticipated and allowed for the reversal of the prior accrual and the elimination of the accrual for the balance of 2003.

The provision for income taxes totaled $112,000 for the three months ended September 30, 2003, an decrease of $39,000, or 25.8%, compared to the same period in 2002. The decrease was due to a $94,000, or 17.9%, decrease in pre-tax earnings. The Company's effective tax rates for the three-month periods ended September 30, 2003 and 2002, were 25.9% and 28.7%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.

Capital Resources

Pursuant to Office of Thrift Supervision ("OTS") capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At September 30, 2003, the Bank's tangible and leverage capital ratios were each 11.0%, and its risk-based capital to risk-weighted assets ratio was 18.5%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital levels as of September 30, 2003.

Capital Standard                 Required          Bank's              Excess
                                                (In thousands)
Tangible (1.5%)                    $2,272         $16,662             $14,390
Core (4.0%)                         6,060          16,662              10,602
Risk-based (8.0%)                   7,743          17,875              10,132


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

Presented below, as of June 30, 2003 (the latest available date) is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to declining rates than rising rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans and mortgage-backed securities increase due to the rate increases. Conversely, as interest rates decline, the market value of these adjustable-rate assets will decrease. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising or falling rate scenarios.

Change                Net Portfolio Value              NPV as % of PV of Assets
In Rates  $ Amount         $ Change        % Change    NPV Ratio         Change
           (Dollars in thousands)

+300bp     $15,786         $   190            1%         9.87%              47bp
+200bp      16,254             658            4         10.02               62
+100bp      16,279             683            4          9.91               51
   -        15,596              -             -          9.40
-100bp      14,333          (1,263)          (8)         8.57              (83)



Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                         9.40%
Exposure Measure: Post-Shock NPV Ratio                                8.57%
Sensitivity Measure: Change in NPV Ratio                                83bp

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither  the Bank nor the  Company  were,  during the  nine-month  period  ended
September 30, 2003, or are as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.


Item 2.  Changes in Securities and Use of Proceeds

None.


Item 3.  Defaults Upon Senior Securities

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


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

         The following exhibits are attached to this report on Form 10-Q:

                31(1)  Certification required by 17 C.F.R. Section 240.13a-14(a)

                31(2)  Certification required by 17 C.F.R. Section 240.13a-14(a)

                32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K.

         The Registrant filed one report on Form 8-K filed during the quarter ended September 30, 2003.

             Date of Report:    July 17, 2003
             Items Reported:    Press  release  dated  July 17, 2003  announcing
                                results of operations for the quarter ended June
                                30, 2003.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                    Logansport Financial Corp.



Date:     November 12, 2003         By:  /s/ David G. Wihebrink
         ----------------------          ---------------------------------------
                                         David G. Wihebrink, President and
                                         Chief Executive Officer


Date:     November 12, 2003         By:  /s/ Dottye Robeson
         ----------------------          ---------------------------------------
                                         Dottye Robeson, Secretary and
                                         Treasurer