Form 10-K
period 2003-12-31
LOGANSPORT FINANCIAL CORP
filed 2004-03-29
CIK 939928

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2003

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _______________

Commission File Number 0-25910



                           LOGANSPORT FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)



                 INDIANA                                 35-1945736
    ---------------------------------          -------------------------------
      (State or other Jurisdiction             (I.R.S. Employer Identification
    of Incorporation or Organization)                      Number)



 723 East Broadway, Logansport, Indiana                     46947
----------------------------------------          -------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. YES _X_    NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). YES ___   NO _X_

The aggregate market value of the issuer's voting stock held by non-affiliates, computed by reference to the the price at which the common equity was last sold on June 30, 2003, was $13,430,968.

The number of shares of the Registrant's Common Stock, without par value, outstanding as of March 1, 2004, was 876,193 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2003, are incorporated into Part II. Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated in Part I and Part III.

                            Exhibit Index on Page E-1
                               Page 1 of 30 Pages

                           LOGANSPORT FINANCIAL CORP.
                                    Form 10-K
                                      INDEX
                                                                                      Page
                                                                                      ----
Forward Looking Statements .......................................................      1

PART I
Item  1.   Business ..............................................................      1
Item  2.   Properties ............................................................     24
Item  3.   Legal Proceedings .....................................................     25
Item  4.   Submission of Matters to a Vote of Security Holders ...................     25
Item  4.5. Executive Officers of Registrant.......................................     25

PART II
Item  5.   Market for Registrant's Common Equity and Related Stockholder Matters..     25
Item  6.   Selected Financial Data ...............................................     26
Item  7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations ...............................................     26
Item  7A.  Quantitative and Qualitative Disclosures About Market Risk ............     26
Item  8.   Financial Statements and Supplementary Data ...........................     26
Item  9.   Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure ................................................     27
Item  9A.  Controls and Procedures ...............................................     27

PART III
Item  10.  Directors and Executive Officers of Registrant ........................     27
Item  11.  Executive Compensation ................................................     27
Item  12.  Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters .........................................     27
Item  13.  Certain Relationships and Related Transactions ........................     28
Item  14.  Principal Accountant Fees and Services ................................     28

PART IV
Item  15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ......     29

Signatures .......................................................................     30



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

     The Bank historically has concentrated its lending activities on the origination of loans secured by first mortgage liens for the purchase, construction or refinancing of one- to four-family residential real property. One- to four-family residential mortgage loans continue to be the major focus of the Bank's loan origination activities, representing 49.1% of the Company's gross loans at December 31, 2003. The Bank also offers multi-family mortgage loans, commercial real estate loans, construction loans, commercial loans and leases and consumer loans. Mortgage loans secured by multi-family properties and commercial real estate totaled approximately 1.1% and 22.0%, respectively, of the Company's gross loans at December 31, 2003. Commercial loans constituted 12.4% and commercial leases 3.8% of the gross loans at December 31, 2003. Residential real estate construction loans constituted approximately .8% of the Company's gross loans at December 31, 2003. Installment, home equity, and home improvement loans constituted approximately 4.6%, 1.6%, and 4.6%, respectively, of the Company's total loan portfolio at December 31, 2003.

Lending Activities

     Loan Portfolio  Data. The following table sets forth the composition of the
Company's  loan  portfolio  by loan  type  and  security  type  as of the  dates
indicated,   including  a   reconciliation   of  gross  loans  receivable  after
consideration of the allowance for loan losses and loans in process.

                                                                               At December 31,
                                           -----------------------------------------------------------------------------------------
                                                  2003                   2002                   2001                   2000
                                           ------------------      -----------------     ------------------     ------------------
                                                     Percent                Percent                Percent                Percent
                                           Amount    of Total      Amount   of Total     Amount    of Total     Amount    of Total
                                          --------   --------    ---------  --------    --------   --------    --------   --------
                                                                           (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
  Residential ..........................  $ 51,208     49.10%    $ 61,717     55.02%    $ 63,863     56.25%    $ 62,277     59.73%
  Commercial real estate ...............    22,910     21.97       20,557     18.33       18,435     16.24       13,230     12.69
  Multi-family .........................     1,094      1.05        1,606      1.43        1,816      1.60        2,050      1.96
Construction:
  Residential ..........................       870       .83        1,317      1.17        2,278      2.01        2,814      2.70
  Commercial real estate ...............        --        --           --        --           --        --           --        --
  Multi-family .........................        --        --           --        --           --        --           --        --
Commercial loans .......................    12,931     12.40       10,924      9.74        9,586      8.44        7,088      6.80
Commercial leases ......................     4,000      3.83        4,352      3.88        3,914      3.45        2,228      2.14
Consumer loans:
  Installment (1) ......................     4,784      4.59        5,156      4.60        6,473      5.70        7,045      6.75
  Share ................................        11       .01           62       .06          144       .13          290       .28
  Home equity ..........................     1,683      1.61        1,358      1.21        1,199      1.06        1,164      1.12
  Home improvement .....................     4,813      4.61        5,118      4.56        5,819      5.12        6,076      5.83
                                          --------    ------     --------    ------     --------    ------     --------    ------
    Gross loans receivable .............  $104,304    100.00%    $112,167    100.00%    $113,527    100.00%    $104,262    100.00%
                                          ========    ======     ========    ======     ========    ======     ========    ======
TYPE OF SECURITY
  Residential (2) ......................  $ 58,574     56.16%    $ 71,320     63.58%    $ 74,097     65.27%    $ 73,056     70.07%
  Commercial real estate ...............    22,910     21.96       20,557     18.33       18,725     16.49       13,606     13.05
  Multi-family .........................     1,094      1.05        1,606      1.43        1,816      1.60        2,050      1.96
  Deposits .............................        11     01              62       .06          144       .13          290       .28
  Auto .................................     2,197      2.11        2,382      2.12        2,857      2.52        3,223      3.09
  Consumer (1) .........................     2,587      2.48        1,646      1.47        2,388      2.10        2,722      2.61
  Other security .......................    16,931     16.23       14,594     13.01       13,500     11.89        9,315      8.94
                                          --------    ------     --------    ------     --------    ------     --------    ------
    Gross loans receivable .............   104,304    100.00%     112,167    100.00%     113,527    100.00%     104,262    100.00%
Deduct:
Allowance for loan losses ..............     1,751      1.68        1,458      1.30        1,132      1.00          760       .73
Loans in process .......................       200       .19          323       .29          699       .61        1,084      1.04
                                          --------    ------     --------    ------     --------    ------     --------    ------
  Net loans receivable .................  $102,353     98.13%    $110,386     98.41%    $111,696     98.39     $102,418      8.23%
                                          ========    ======     ========    ======     ========    ======     ========    ======

Mortgage Loans (including construction):
  Adjustable-rate ......................  $ 47,800     62.83%    $ 48,068     56.42%    $ 52,365     60.61%    $ 51,664     64.28%
  Fixed-rate ...........................    28,282     37.17       37,129     43.58       34,027     39.39       28,707     35.72
                                          --------    ------     --------    ------     --------    ------     --------    ------
    Total ..............................  $ 76,082    100.00%    $ 85,197    100.00%    $ 86,392    100.00%    $ 80,371    100.00%
                                          ========    ======     ========    ======     ========    ======     ========    ======


(Table is continued on following page.)


(Table is continued from previous page.)



                                              At December 31,
                                             ------------------
                                                    1999
                                             ------------------
                                                       Percent
                                             Amount    of Total
                                             ------    --------
                                           (Dollars in thousands)
TYPE OF LOAN
Mortgage loans:
  Residential ..........................     $ 57,889     62.23%
  Commercial real estate ...............       11,825     12.71
  Multi-family .........................        2,111      2.27
Construction:
  Residential ..........................        2,575      2.77
  Commercial real estate ...............           --        --
  Multi-family .........................           --        --
Commercial loans .......................        4,102      4.41
Commercial leases ......................        1,609      1.73
Consumer loans:
  Installment (1) ......................        6,107      6.56
  Share ................................          289       .31
  Home equity ..........................          974      1.05
  Home improvement .....................        5,544      5.96
                                             --------    ------
    Gross loans receivable .............     $ 93,025    100.00%
                                             ========    ======
TYPE OF SECURITY
  Residential (2) ......................     $ 66,150     71.11%
  Commercial real estate ...............       12,334     13.26
  Multi-family .........................        2,088      2.25
  Deposits .............................          289       .31
  Auto .................................        2,477      2.66
  Consumer (1) .........................        1,599      1.72
  Other security .......................        8,088      8.69
                                             --------    ------
    Gross loans receivable .............       93,025    100.00%
Deduct:
Allowance for loan losses ..............          440       .47
Loans in process .......................        1,685      1.81
                                             --------    ------
  Net loans receivable .................     $ 90,900     97.72%
                                             ========    ======

Mortgage Loans (including construction):
  Adjustable-rate ......................     $ 48,119     64.68%
  Fixed-rate ...........................       26,281     35.32
                                             --------    ------
    Total ..............................     $ 74,400    100.00%
                                             ========    ======
-------------------------
(1)  Includes "one-pay" notes due in less than one year.
(2)  Includes home equity, residential construction and home improvement loans.


     The following table sets forth certain information at December 31, 2003, regarding the dollar amount of loans maturing in the Company's loan portfolio based on the date that final payment is due under the terms of the loan. Demand loans having no stated schedule of repayments and no stated maturity and overdrafts are reported as due in one year or less. This schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses. Management expects prepayments will cause actual maturities to be shorter.

                                                                         Balance due during years ending December 31,
                                                        ---------------------------------------------------------------------------
                                          Outstanding                                      2007        2009       2014      2019
                                        at December 31,                                     to          to         to        and
                                              2003        2004       2005       2006       2008        2013       2018    following
                                        --------------- --------   --------   --------   --------   ---------   --------  ---------
                                                                                      (In thousands)
Mortgage loans (including construction):
   Residential .........................     $ 52,078   $    746   $     86   $    339   $  1,348   $   6,029   $ 14,208   $ 29,322
   Multi-family ........................        1,094        178         --         --         --         916         --         --
   Commercial real estate ..............       22,910      2,117        120        408        897       3,273      4,227     11,868
Commercial loans .......................       12,931      7,853        303      1,239      1,912       1,624         --         --
Commercial leases ......................        4,000      1,228        987        926        743         116         --         --
Consumer loans:
   Home improvement ....................        4,813         66         73        200        879       1,852      1,730         13
   Home equity .........................        1,683         --         --         --         --          --      1,683         --
   Installment .........................        4,784      1,762        493        809      1,069         423        228         --
   Share ...............................           11         11         --         --         --          --         --         --
                                             --------   --------   --------   --------   --------    --------   --------   --------
      Total ............................     $104,304   $ 13,961   $  2,062   $  3,921   $  6,848    $ 14,233   $ 22,076   $ 41,203
                                             ========   ========   ========   ========   ========    ========   ========   ========



     The following table sets forth, as of December 31, 2003, the dollar amount of all loans due after one year which have fixed interest rates and floating or adjustable rates.

                                       Due After December 31, 2004
                                ------------------------------------------
                                Fixed Rates   Variable Rates       Total
                                -----------   --------------   ------------
                                               (In thousands)
Mortgage loans:
   Residential ..........         $22,127         $29,205         $51,332
   Multi-family .........             498             418             916
   Commercial real estate           5,343          15,450          20,793
Commercial loans ........           3,902           1,176           5,078
Commercial leases .......           2,772              --           2,772

Consumer loans:
   Home improvement .....           4,747              --           4,747
   Home equity ..........              --           1,683           1,683
   Installment ..........           3,022              --           3,022
                                  -------         -------         -------
      Total .............         $42,411         $47,932         $90,343
                                  =======         =======         =======

     Residential Loans. Residential loans consist primarily of one- to four-family loans. Approximately $51.2 million, or 49.1% of the Company's portfolio of loans at December 31, 2003, consisted of one- to four-family residential mortgage loans.

     The Bank currently offers adjustable-rate one- to four-family residential mortgage loans ("ARMs") which adjust annually and are indexed to the one-year U.S. Treasury securities yield adjusted to a constant maturity. These ARMs have a current margin above such index of 2.75%, or 3.00% for loans in which interest is amortized and payments are due monthly or bi-weekly. Many of the residential ARMs in the Company's portfolio at December 31, 2003, provided for a maximum rate adjustment per year of 1%, although the Bank began originating residential ARMs which provide for a maximum rate adjustment of 2% per year in 1995. The Bank's residential ARMs provide for a maximum rate adjustment of 5% over the life of the loan. These ARMs generally bear terms of between 15 and 30 years.

     The Bank also currently offers fixed-rate loans which provide for the payment of principal and interest over a period that generally does not exceed
15 years. At December 31, 2003, 37.2% of the Company's total mortgage portfolios, which includes residential, commercial real estate, multi-family loans and construction loans, had fixed rates of interest and 62.8% had adjustable rates.

     During 2003, the Bank initiated a program to originate certain mortgage loans for sale in the secondary market, retaining the servicing on loans sold. These sales transactions were conducted with the Federal Home Loan Bank of Indianapolis. Sales of loans during 2003 totaled $6.2 million.

     The Bank generally does not originate residential mortgage loans if the ratio of the loan amount to the lesser of current cost or appraised value of the property (i.e., the "loan-to-value ratio") exceeds 90% on ARMs or 80% on fixed-rate loans. However, in certain circumstances the Bank may originate loans exceeding the above loan-to-value ratios. In 2003, if the loan-to-value ratio on a residential single-family mortgage loan exceeded 90%, the Bank required private mortgage insurance.

     Substantially all of the residential mortgage loans that the Bank originates include "due-on-sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

     Historically, the Bank's residential mortgage loans have not been originated on terms and conditions and using documentation that conform to the standard underwriting criteria required to sell such loans on the secondary market. However, during 2003 the Bank conformed its origination process to meet FHLB of Indianapolis requirements. See "-- Origination, Purchase and Sale of Loans."

     At December 31, 2003, residential loans amounting to $269,000, or .26% of total loans, were included in non-performing assets. See "Non-Performing and Problem Assets."

     Commercial Real Estate Loans. At December 31, 2003, $22.9 million, or 22.0% of the Company's total loan portfolio, consisted of commercial real estate loans. Of these loans, $1.7 million constituted participations in loans secured by commercial real estate which were purchased from other financial institutions in 2003. The commercial real estate loans included in the Company's portfolio are primarily secured by non-residential real estate such as small office buildings, nursing homes, churches, light manufacturing facilities, retail and service outlets, warehouses, professional buildings and farm real estate. The Bank currently originates commercial real estate loans as adjustable-rate loans indexed to the one-, three- or five-year U.S. Treasury or the prime interest rate with various margins, or as fixed rate loans. The Bank underwrites these loans on a case-by-case basis and, in addition to its normal underwriting criteria, the Bank evaluates the borrower's ability to service the debt from the net operating income of the property. No single commercial real estate loan at December 31, 2003, exceeded $2,000,000. One commercial real estate loan was included in non-performing assets at December 31, 2003, amounting to $543,000.

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

     Multi-Family Loans. Approximately $1.1 million, or 1.1% of the Company's portfolio of loans at December 31, 2003, consisted of multi-family loans. These loans are generally purchased participations and secured by apartment complexes and other multi-family residential properties. At December 31, 2003, no multi-family loan was included in non-performing assets.

     Construction Loans. The Bank offers construction loans with respect to owner-occupied residential real estate and, in limited cases, to builders or developers constructing such properties on a speculative investment basis (i.e., before the builder/developer obtains a commitment from a buyer). The Bank may also purchase participations.

     At December 31, 2003, $870,000, or .8%, of the Company's total loan portfolio consisted of construction loans. All construction loans at December 31, 2003, were one- to four-family residential loans. The largest construction loan at December 31, 2003, was approximately $225,000. No construction loans were included in non-performing assets on that date.

     Construction loans originated by the Bank are written such that interest only is payable during the construction phase, which is typically limited to nine months, and following the construction phase, a permanent loan is made. Inspections are made prior to any disbursement under a construction loan.

     Commercial Loans. At December 31, 2003, $12.9 million, or 12.4% of the Company's total loan portfolio consisted of commercial loans provided to finance receivables, inventory or equipment. These loans were originated by the Bank and provided to existing businesses located primarily in Cass County and its contiguous counties. Loans are underwritten on a case-by-case basis with emphasis placed on cash flow analysis and the borrower's debt service capacity. The majority of the loans are written on a variable rate basis using the Bank's prime rate as the primary index rate. The weighted-average maturity of the variable rate portion of the portfolio was 11 months and the weighted-average maturity of the fixed rate portion of the portfolio was 53 months at December 31, 2003. One commercial loan was included in non-performing assets at December 31, 2003, amounting to $658,000.

     Commercial Leases. At December 31, 2003, $4.0 million, or 3.8% of the Company's total loan portfolio consisted of commercial leases provided to finance equipment. The Bank's lease portfolio consists of a joint marketing effort between the Bank and SCI Leasing Group, a Sheridan, Indiana based concern, with all credit decisions made solely by the Bank and following the same underwriting standards as are applied to traditional commercial loan requests. Commercial leases are a fixed rate financing tool with the weighted-average maturity of the Bank's lease portfolio at 44 months as of December 31, 2003.

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

     The Company's consumer loans, consisting primarily of installment, share, home improvement, and home equity loans, aggregated $11.3 million as of December 31, 2003, or 10.8% of the Company's total loan portfolio. The Bank consistently originates consumer loans to meet the needs of its customers and to assist in meeting its asset/liability management goals. All of the consumer loans originated by the Bank, except home equity loans, are fixed-rate loans, and substantially all are secured loans.

     Installment loans, totaling $4.8 million, or 4.6% of total loans at December 31, 2003, are fixed-rate loans generally secured by collateral, including automobiles, and are made for maximum terms of up to ten years (depending on the collateral). The Bank's installment loans also include "one-pay" notes, some of which are secured by residential real estate and have maximum terms of six months to one year.

     Share loans, totaling $11,000, or .01% of total loans at December 31, 2003, are made up to 80% of the original account balance and accrue at a rate of 2-3% over the underlying certificate of deposit rate. Interest on share loans is paid quarterly. Home improvement loans totaled $4.8 million, or 4.6% of the Company's total loan portfolio at December 31, 2003, and are close-ended fixed-rate loans made for maximum terms up to 15 years. The Bank's home improvement loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any.

     The Bank also offers open-ended lines of credit secured by a lien on the equity in the borrower's home in amounts up to 90% of the appraised value of the real estate (taking into account any other mortgages on the property). The Bank's home equity loans are adjustable-rate loans with interest rates equal to the national prime rate plus 0.5% and payments equal to the greater of 2% of the outstanding loan balance or $50. The Bank's home equity loans are generally made only to those borrowers for whom the Bank holds the primary mortgage on the property, if any, and generally have a maximum term of 15 years. At December 31, 2003, the Bank had approved $2.9 million of home equity loans, of which $1.7 million were outstanding.

     As a general rule, consumer loans involve a higher level of risk than one- to four-family residential mortgage loans because consumer loans are generally made based upon the borrower's ability to repay the loan, which is subject to change, rather than the value of the underlying collateral, if any. However, the relatively higher yields and shorter terms to maturity of consumer loans are believed to be helpful in reducing interest-rate risk, and compensating the Bank for assuming this additional credit risk. As of December 31, 2003, consumer loans totaling $45,000 were included in non-performing assets, which indicates the Bank's success in managing consumer loan risk.

     Letters of Credit Securing Tax-Exempt Bonds. The Bank currently maintains four letters of credit, each in the amount of $253,000, to secure payments required under tax-exempt bonds issued to raise funds for low-income housing projects in Franklin, Kokomo and Michigan City, Indiana and Hamilton, Ohio. The issuer of the tax-exempt bonds is permitted to draw against these letters of credit only in the event it defaults in making payments required under the bonds, and any such draws made against the letters of credit would be secured by a mortgage on the subject housing project. The Bank also has two letters of credit totaling $1.5 million associated with the equity investment owned by the Bank; these also secure payments required for tax-exempt bonds. No draws against any letters of credit had been made as of December 31, 2003. In addition to the above, the Bank held $210,000 in standby letters of credit for one commercial loan customer.

     Origination, Purchase and Sale of Loans. In an effort to control costs incurred by its mortgage customers, the Bank currently originates some mortgage loans pursuant to its own underwriting standards which are not in conformity with the standard criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") or Federal National Mortgage Association ("FNMA"). If it desired to sell these mortgage loans, the Bank might therefore experience some difficulty selling such loans quickly in the secondary market. The Bank did sell selected loans originated in 2003 through the MPP program of the FHLB of Indianapolis in the amount of $6.2 million.

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

     Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 regardless of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which the Bank could have loaned to one borrower and the borrower's related entities under the 15% of capital limitation was $2.7 million at December 31, 2003. The Company's portfolio of loans currently contains no loans that exceed the 15% of capital limitation.

     The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. To assess the borrower's ability to repay, the Bank studies the employment and credit history and information on the historical and projected income and expenses of its mortgagors.

     The Bank generally requires appraisals or loan officer evaluations on all property securing its loans and requires title insurance and a valid lien on its mortgaged real estate. Appraisals for residential real property are performed by a state-licensed residential appraiser or an independent state-licensed residential appraiser. The Bank also uses the services of certified residential appraisers for performance of appraisals related to loans in excess of $250,000. The Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It also requires flood insurance to protect the property securing its interest if the property is in a flood plain.

     The Bank's underwriting standards for consumer loans are intended to protect against some of the risks inherent in making consumer loans. Borrower character, paying habits and financial strengths are important considerations.

     The Bank historically had not participated in the secondary market as a seller of its mortgage loans until 2003, but does occasionally purchase participations in commercial real estate and multi-family loans from other financial institutions.

     The following table shows loan origination, purchase and repayment activity for the Bank during the periods indicated.



                                                                   Year Ended December 31,
                                                           --------------------------------------
                                                             2003           2002           2001
                                                           --------       --------       --------
                                                                      (In thousands)
Gross loans receivable at beginning of period ......       $112,167       $113,527       $104,262
Originations:
   Mortgage loans:
      Residential ..................................         13,438         14,737         18,243
      Commercial real estate and lines of credit and
         multi-family ..............................         37,653         25,554         36,011
                                                           --------       --------       --------
      Total mortgage loans and commercial loans ....         51,091         40,291         54,254
   Consumer loans:
      Installment ..................................          3,196          3,176          4,342
      Share ........................................             --             --             --
      Home improvement .............................          1,812          1,669          2,260
      Home equity ..................................            648            418            226
                                                           --------       --------       --------
         Total consumer loans ......................          5,656          5,263          6,828
                                                           --------       --------       --------
            Total originations .....................         56,747         45,554         61,082
Purchases:
   Commercial real estate and multi-family .........          1,771            171            499
                                                           --------       --------       --------
      Total purchases ..............................          1,771            171            499
                                                           --------       --------       --------
         Total originations and purchases ..........         58,518         45,725         61,581
Sales ..............................................          8,192             --            416
Repayments and deductions ..........................         58,189         47,085         51,900
                                                           --------       --------       --------
Gross loans receivable at end of period ............       $104,304       $112,167       $113,527
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

     Non-Performing Assets. At December 31, 2003, $1.5 million, or .97% of the Company's total assets, were non-performing assets (loans delinquent more than 90 days, non-accruing loans, real estate owned ("REO"), troubled debt restructurings and non-accruing investments), compared to $1.5 million, or .99%, of the Company's total assets at December 31, 2002. At December 31, 2003, residential loans accounted for 17.76% and consumer loans accounted for 2.97% of non-performing assets. Commercial real estate loans accounted for 35.84% and commercial operating loans accounted for 43.43% of non-performing assets. There were no non-accruing investments at December 31, 2003.

     The table below sets forth the amounts and categories of the Company's non-performing assets (non-accruing loans and real estate owned) as of the date indicated. It is the policy of the Company that all earned but uncollected interest on all loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any loan past due in excess of 90 days.



                                                                                   At December 31,
                                                     ----------------------------------------------------------------------
                                                        2003             2002           2001           2000           1999
                                                     ---------        ---------        ------        -------        -------
                                                                                (Dollars in thousands)

Non-accruing loans (1) .....................         $   1,515        $   1,484        $1,948        $   336        $   666
Real estate owned, net .....................                --               --            65             --             --
                                                     ---------        ---------        ------        -------        -------
   Total non-performing assets .............         $   1,515        $   1,484        $2,013        $   336        $   666
                                                     =========        =========        ======        =======        =======
Non-performing loans to total loans, net (2)              1.45%            1.34%         1.73%           .32%           .72%
Non-performing assets to total assets ......               .97              .99          1.46            .25            .57
------------------------------
(1)  The Company generally places loans on a non-accruing  status when the loans become  contractually  past  due 90 days or more.  At  December  31,  2003,
     $269,000  of  non-accruing  loans  were  residential  loans,  $45,000  were consumer  loans,  $543,000 were  commercial  real estate loans and $658,000 were commercial  operating loans. For the year ended December 31, 2003, the income that would have been recorded had the non-accruing loans not been in a non-performing status totaled $115,000.
(2)  Total loans less loans in process.


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

     At December 31, 2003, the aggregate amount of the Company's classified assets and the Company's general and specific loss allowances were as follows:

                             At December 31, 2003
                             --------------------
                               (In thousands)

Substandard assets .......         $2,254
Doubtful assets ..........            200
Loss assets ..............             --
                                   ------
   Total classified assets         $2,454
                                   ======

General loss allowances ..         $1,551
Specific loss allowances .            200
                                   ------
   Total allowances ......         $1,751
                                   ======

     The Company regularly reviews its loan portfolio to determine whether any loans require classification in accordance with applicable regulations. The substandard and doubtful loans consist of all nonaccrual loans totaling $1,515,000, a purchased participation loan secured by multi-family real estate of $177,000, which is current on payments but considered substandard because of cash flow and $762,000 of commercial loans which are current on payments but substandard because of cash flow.


Allowance for Loan Losses

     The allowance for loan losses is maintained through the provision for losses on loans, which is charged to earnings. The provision for losses on loans is determined in conjunction with management's review and evaluation of current economic conditions (including those of the Bank's lending area), changes in the character and size of the loan portfolio, loan delinquencies (current status as well as past and anticipated trends) and adequacy of collateral securing loan delinquencies, historical and estimated net charge-offs, and other pertinent information derived from a review of the loan portfolio. In management's opinion, the Company's allowance for loan losses is adequate to absorb anticipated future losses from loans at December 31, 2003. However, there can be no assurance that regulators, when reviewing the Company's loan portfolio in the future, will not require increases in its allowance for loan losses or that changes in economic conditions will not adversely affect the Company's loan portfolio.


     Summary of Loan Loss Experience. The following table analyzes changes in the allowance for loan losses during the past five one-year periods ended
December 31, 2003.


                                                                 Year Ended December 31,
                                                 ---------------------------------------------------------
                                                  2003         2002         2001         2000        1999
                                                 ------       ------       ------       ------      ------
                                                                   (Dollars in thousands)

Balance of allowance at beginning of period      $1,458       $1,132       $  760       $  440      $  285
   Recoveries .............................           6            4           --            1          --
Less charge-offs:
   Residential real estate loans ..........          60           --           --           --          --
   Consumer loans .........................          13           38           20           13           7
                                                 ------       ------       ------       ------      ------
Net charge-offs ...........................          67           34           20           12           7
Provisions for losses on loans ............         360          360          392          332         162
                                                 ------       ------       ------       ------      ------
Balance of allowance at end of period .....      $1,751       $1,458       $1,132       $  760      $  440
                                                 ======       ======       ======       ======      ======
   Net charge-offs to total average
      loans receivable for period .........         .06%         .03%         .02%         (*)         (*)
   Allowance at end of period to
      net loans receivable at end
      of period (1) .......................        1.68         1.30         1.00          .73         .47
   Allowance to total non-performing
      loans at end of period ..............      115.58        98.25        58.11       226.19       66.07

--------------------------
(1) Total loans less loans in process.
(*) Less than .01%.


     Allocation of Allowance for Loan Losses. The following table presents an analysis of the allocation of the Company's allowance for loan losses at the dates indicated.


                                                                     At December 31,
                              --------------------------------------------------------------------------------------------
                                    2003               2002               2001              2000                1999
                              ----------------   -----------------  -----------------  -----------------  ----------------
                                      Percent            Percent            Percent            Percent            Percent
                                      of loans           of loans           of loans           of loans           of loans
                                      in each            in each            in each            in each            in each
                                      category           category           category           category           category
                                      of total           of total           of total           of total           of total
                              Amount    loans    Amount    loans    Amount    loans    Amount    loans    Amount    loans
                              ------  --------   ------  --------   ------  --------   ------  --------   ------  --------
                                                                  (Dollars in thousands)
Balance at end of period
  applicable to:
Residential ............      $   37    49.10%   $   11    55.02%   $   16    56.25%     $ 12    59.73%   $  270    62.23%
Commercial real estate .         318    21.97       242    18.33       132    16.24       126    12.69         8    12.71
Multi-family ...........          36     1.05        62     1.43       100     1.60       100     1.96       117     2.27
Construction loans .....          --      .83        --     1.17        --     2.01        --     2.70        --     2.77
Commercial loans .......         546    12.40       352     9.74       316     8.44       180     6.80        --     4.41
Commercial leases ......          --     3.83        --     3.88        --     3.45        --     2.14        --     1.73
Consumer loans .........          67    10.82        47    10.43        27    12.01        15    13.98        45    13.88
Unallocated ............         747       --       744      --        541       --       327       --        --       --
                              ------   ------    ------   ------    ------   ------      ----   ------    ------   ------
  Total ................      $1,751   100.00%   $1,458   100.00%   $1,132   100.00%     $760   100.00%   $  440   100.00%
                              ======   ======    ======   ======    ======   ======      ====   ======    ======   ======


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

     The Company's investments consist of U.S. government and other agency securities which are primarily callable fixed rate notes, mortgage- and other asset-backed securities, state and municipal bonds, corporate debt obligations, marketable equity securities, and FHLB stock. At December 31, 2003, approximately $34.6 million, or 22.08% of the Company's total assets, consisted of such investments.

     At December 31, 2003, the Company had $20.3 million of mortgage- and other asset-backed securities outstanding, all of which were classified as available for sale. These fixed-rate and adjustable-rate mortgage- and other asset-backed securities may be used as collateral for borrowings and through repayments, as a source of liquidity. Mortgage- and other asset-backed securities offer yields above those available for investments of comparable credit quality and duration. Mortgage-backed securities are qualifying thrift investments under the Qualified Thrift Lender test. See "Regulation--Qualified Thrift Lender."

     The following table sets forth the amortized cost and market value of the Company's investments and mortgage- and other asset-backed securities at the dates indicated.



                                                                    At December 31,
                                       ---------------------------------------------------------------------------
                                                  2003                      2002                      2001
                                       ------------------------ -------------------------- -----------------------
                                         Amortized      Market    Amortized       Market     Amortized      Market
                                            Cost        Value        Cost         Value         Cost        Value
                                       ------------    -------   -----------     --------   -----------    -------
                                                                       (In thousands)
Securities available for sale:
   Federal agencies ................      $ 8,867      $ 8,812      $ 3,051      $ 3,120      $ 1,900      $ 1,908
   State and municipal .............        3,074        3,212        3,028        3,232        2,789        2,901
   Mortgage- and other asset-backed
            securities .............       20,437       20,307       10,779       11,009        4,418        4,419
   Corporate debt obligations ......           --           --          907          983          710          731
   Marketable equity securities ....            4          218          504          725            4          248
                                          -------      -------      -------      -------      -------      -------
      Total securities available for
         sale ......................       32,382       32,549       18,269       19,069        9,821       10,207
FHLB stock (1) .....................        2,080        2,080        2,003        2,003        1,973        1,973
                                          -------      -------      -------      -------      -------      -------
      Total investments ............      $34,462      $34,629      $20,272      $21,072      $11,794      $12,180
                                          =======      =======      =======      =======      =======      =======

--------------------------------
(1) Market value approximates carrying values.


The following table sets forth investment securities, mortgage- and other asset-backed securities and FHLB stock which mature during each of the periods indicated and the weighted-average yields for each range of maturities at December 31, 2003.

                                                                   Amount at December 31, 2003, which matures in
                                              ------------------------------------------------------------------------------------
                                                      One                 One to               Five to                Over
                                                 Year or Less          Five Years             Ten Years           Ten Years (4)
                                              ------------------    ------------------    ------------------    ------------------
                                                        Weighted              Weighted              Weighted              Weighted
                                              Amortized  Average    Amortized  Average    Amortized  Average    Amortized  Average
                                                 Cost     Yield        Cost     Yield        Cost     Yield        Cost     Yield
                                              --------- --------    --------- --------    --------- --------    --------- --------
                                                                             (Dollars in thousands)
Securities available for sale (1)(3):
   Federal agencies ......................      $ 2,274    3.15%     $ 2,500    3.76       $ 3,343     4.70%     $   750     6.05%
   State and municipal (2) ...............          783    7.91          641    6.58         1,195     6.61          455     8.46
   Mortgage- and other asset-backed
     securities ..........................        3,857    3.20        7,796    3.47         4,070     3.59        4,714     3.58
   Corporate obligations .................           --      --           --      --            --       --           --       --
   Marketable equity securities ..........           --      --           --      --            --       --            4   102.17
                                                -------    ----      -------    ----       -------     ----      -------   ------
       Total securities available for sale        6,914               10,937                 8,608                 5,923     4.33
FHLB stock ...............................           --                                         --       --        2,080     4.86
                                                -------    ----      -------    ----       -------     ----      -------   ------
        Total investments ................      $ 6,914    3.72%     $10,937    3.72%      $ 8,608     4.44%     $ 8,003     4.47%
                                                =======    ====      =======    ====       =======     ====      =======   ======
-----------------------
(1)  Securities  available for sale are set forth at amortized cost for purposes of this table.
(2)  Fully taxable equivalent basis.
(3)  No  effect  is given  for  possible  prepayments  or  securities  which are callable.
(4)  Includes perpetual marketable equity securities.



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

     Deposits totaled $103.8 million at December 31, 2003.

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

     An analysis of the Bank's deposit accounts by type, maturity, and rate at December 31, 2003, is as follows:



                                          Minimum     Balance at                   Weighted
                                          Opening    December 31,      % of         Average
Type of Account                           Balance        2003        Deposits        Rate
---------------                         -----------  ------------    --------      --------
                           (Dollars in thousands)
Withdrawable:
   Passbook savings accounts ........      $    25      $ 4,635         4.47%        1.02%
   Regular money market accounts ....        2,500          651          .63          .59
   Hi yield money market accounts ...       10,000       19,536        18.83         1.12
   Super NOW accounts ...............        2,500       10,717        10.33          .97
   NOW and other transaction accounts          200        6,304         6.07          .43
   Non-interest bearing accounts ....          100        4,038         3.89           --
                                                       --------       ------         ----
Total withdrawable ..................                    45,881        44.22          .88%
Certificates (original terms):
   91 days ..........................        1,000        2,725         2.62         1.13
   6 months .........................        1,000        3,141         3.03         1.10
   12 months ........................        1,000        5,793         5.58         1.57
   18 months ........................          500        2,869         2.76         2.19
   24 months ........................          500        2,985         2.88         2.37
   30 months ........................          500       16,777        16.17         4.68
   36-60 months .....................        1,000       15,555        15.00         4.48
IRAs
   18 months ........................          100        8,031         7.74         3.51
                                                       --------       ------         ----
Total certificates ..................                    57,876        55.78         3.52
                                                       --------       ------         ----
Total deposits ......................                  $103,757       100.00%        2.35%
                                                       ========       ======         ====



     The following table sets forth by various interest rate categories the composition of time deposits of the Bank at the dates indicated:


                               At December 31,
                       2003        2002         2001
                     -------      -------      -------
                              (In thousands)

4.00% and under      $28,616      $22,082      $ 8,157
4.01 - 6.00 % .       29,000       34,253       42,598
6.01 - 8.00% ..          260          269          888
                     -------      -------      -------
   Total ......      $57,876      $56,604      $51,643
                     =======      =======      =======

     The following table represents, by various interest rate categories, the amounts of time deposits maturing during each of the three years following December 31, 2003, and the total amount maturing thereafter. Matured certificates which have not been renewed as of December 31, 2003, have been allocated based upon certain rollover assumptions:

                                         Amounts At
                              December 31, 2003 Maturing in
                     --------------------------------------------------
                     One Year       Two         Three      Greater Than
                     or Less       Years        Years      Three Years
                     --------     -------      -------     ------------
                                     (In thousands)

4.00% and under      $19,934      $ 6,086      $   957      $ 1,639
4.01 - 6.00 % .        9,097        6,246        4,435        9,222
6.01 - 8.00% ..          230           30           --           --
                     -------      -------      -------      -------
         Total       $29,261      $12,362      $ 5,392      $10,861
                     =======      =======      =======      =======


     The following table indicates the amount of the Bank's certificates of deposit of greater than $100,000 by time remaining until maturity as of December 31, 2003.

        Maturity                                       (In thousands)
        --------                                       --------------

        Three months or less ........................      $2,794
        Greater than three months through six months        1,077
        Greater than six months through twelve months       2,025
        Over twelve months ..........................       3,959
                                                           ------
           Total ....................................      $9,855
                                                           ======



     The following table sets forth the dollar amount of savings in the various types of deposits programs offered by the Bank at the dates indicated, and the amount of increase or decrease in such deposits as compared to the previous period.


                                                                   Deposit Activity
                                    --------------------------------------------------------------------------------
                                                                Increase                                  Increase
                                                               (Decrease)                                (Decrease)
                                     Balance at                   from        Balance at                    from
                                    December 31,      % of     December 31,  December 31,     % of      December 31,
                                        2003         Deposits     2002          2002        Deposits        2001
                                    ------------     --------  ------------  ------------   --------    ------------
                                                                  (Dollars in thousands)
Withdrawable:
   Passbook savings accounts ....      $  4,635        4.47%   $    354       $  4,281        4.35%       $    145
   Regular money market accounts            651         .63        (222)           873         .89             (69)
   Hi yield money market accounts        19,536       18.83       1,643         17,893       18.20           1,076
   Super NOW accounts ...........        10,717       10.33       1,418          9,299        9.46           8,337
   NOW accounts .................         6,304        6.07         (22)         6,326        6.43             269
   Non-interest bearing accounts          4,038        3.89         989          3,049        3.10            (294)
                                       --------      ------    --------       --------      ------        --------
Total withdrawable ..............        45,881       44.22       4,160         41,721       42.43           9,464
Certificates (original terms):
   91 days ......................         2,725        2.62         154          2,571        2.62           1,677
   6 months .....................         3,141        3.03        (854)         3,995        4.06             256
   12 months ....................         5,793        5.58      (3,263)         9,056        9.21          (4,335)
   18 months ....................         2,869        2.76      (2,680)         5,549        5.64          (2,015)
   24 months ....................         2,985        2.88        (484)         3,469        3.53          (1,506)
   30 months ....................        16,777       16.17        (428)        17,205       17.50           5,526
   More than 30 months ..........        15,555       15.00       7,745          7,810        7.94           4,440
IRAs
   18 months ....................         8,031        7.74       1,082          6,949        7.07             918
                                       --------      ------    --------       --------      ------        --------
Total certificates ..............        57,876       55.78       1,272         56,604       57.57           4,961
                                       --------      ------    --------       --------      ------        --------
Total deposits ..................      $103,757      100.00%   $  5,432       $ 98,325      100.00%       $ 14,425
                                       ========      ======    ========       ========      ======        ========


                                               Deposit Activity
                                    ---------------------------------------
                                                                Increase
                                                               (Decrease)
                                     Balance at                   from
                                    December 31,      % of     December 31,
                                        2001         Deposits     2000
                                    ------------     --------  ------------
                                            (Dollars in thousands)
Withdrawable:
   Passbook savings accounts ....      $ 4,136          4.93%    $  658
   Regular money market accounts           942          1.12        (99)
   Hi yield money market accounts       16,817         20.04      2,035
   Super NOW accounts ...........          962          1.15        348
   NOW accounts .................        6,057          7.22        591
   Non-interest bearing accounts         3,343          3.99         66
                                       -------         -----     ------
Total withdrawable ..............       32,257         38.45      3,599
Certificates (original terms):
   91 days ......................          894          1.06        226
   6 months .....................        3,739          4.46     (4,200)
   12 months ....................       13,391         15.96     (6,439)
   18 months ....................        7,564          9.01      6,301
   24 months ....................        4,975          5.93     (2,280)
   30 months ....................       11,679         13.92      6,254
   More than 30 months ..........        3,370          4.02        144
IRAs
   18 months ....................        6,031          7.19        841
                                       -------         -----     ------
Total certificates ..............       51,643         61.55        847
                                       -------         -----     ------
Total deposits ..................      $83,900        100.00%    $4,446
                                       =======         =====     ======


     Borrowings. The Bank focuses on generating high quality loans and then seeks the best source of funding from deposits, investments or borrowings. There are regulatory restrictions on advances from the FHLBs. See "Regulation -- Federal Home Loan Bank System" and "-- Qualified Thrift Lender." At December 31, 2003, the Company had $3.0 million in borrowings from the FHLB of Indianapolis which mature within one year and $31.0 million which mature in greater than one year. The weighted-average interest rate related to these borrowings was 5.47% at December 31, 2003. The Company does not anticipate any difficulty in obtaining advances appropriate to meet its requirements in the future. At December 31, 2003, notes payable consisted of borrowings secured by the Bank's investment in a real estate partnership which will mature in 2009. The interest rate on the variable rate borrowing was 1.66% at December 31, 2003. During the year ended December 31, 2003, the Corporation borrowed an additional $200,000 on a line of credit with another financial institution to finance corporation dividends. The Corporation can borrow up to $1.5 million on the line of credit, which is payable at October 3, 2004. Interest is payable quarterly at a rate of 3.50%, which represents national prime less .50%. The balance at December 31, 2003, was $900,000.


Employees

     As of December 31, 2003, the Bank employed twenty-two persons on a full-time basis and one person on a part-time basis. None of the Bank's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

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


                                   REGULATION
General

     The Bank, as a federally chartered savings bank, is a member of the Federal Home Loan Bank System ("FHLB System"). Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") and it is a member of the Savings Association Insurance Fund (the "SAIF"), which is administered by the FDIC. The Bank is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval and the associations must file reports with the OTS about their activities and their financial condition. Periodic compliance examinations of the Bank are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and the federal deposit insurance fund. The Bank is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

     An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. The Bank's semiannual assessment under this assessment scheme, based upon its total assets at December 31, 2003, was approximately $22,000.

     The Bank is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuances or retirements of its own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of the Bank are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and antitrust laws.


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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would be deemed to be a bank holding company subject to all of the provisions of the Bank Holding Company Act of 1956 and other statutes applicable to bank holding companies, to the same extent as if the Holding Company were a bank holding company and the Bank were a bank. See "-Qualified Thrift Lender." At December 31, 2003, the Bank's asset composition was in excess of that required to qualify as a Qualified Thrift Lender.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member financial institutions. At December 31, 2003, the Bank's investment in stock of the FHLB of Indianapolis was $2,080,000. For the fiscal year ended December 31, 2003, the FHLB of Indianapolis paid approximately $100,000 in dividends to the Bank.

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

     A federal savings bank, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank "discount window," but the FRB's regulations require the savings bank to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the Federal Reserve Bank. Certain limitations are imposed on the ability of undercapitalized depository institutions to borrow from Federal Reserve Banks.


Insurance of Deposits

     The FDIC administers two separate insurance funds, which are not commingled: one primarily for federally insured banks ("BIF") and one primarily for federally insured savings associations ("SAIF"). As the federal insurer of deposits of savings institutions, the FDIC determines whether to grant insurance to newly-chartered savings institutions, has authority to prohibit unsafe or unsound activities and has enforcement powers over savings institutions (usually in conjunction with the OTS or on its own if the OTS does not undertake enforcement action).

     Deposit accounts in the Bank are insured by the SAIF within prescribed statutory limits which generally provide a maximum of $100,000 coverage for each insured account. As a condition to such insurance, the FDIC is authorized to issue regulations and, in conjunction with the OTS, conduct examinations and generally supervise the operations of its insured members.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well-capitalized (i.e. a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a total risk-based capital ratio of at least 10%) pay the lowest premium while institutions that are less than adequately capitalized (i.e. core or Tier 1 risk-based capital ratio of less than 4% or a total risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

     In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the SAIF. By law, payments on Financing Corporation obligations have been shared equally between the members of both insurance funds since January 1, 2000. The Bank's annual deposit insurance premium for the year ended December 31, 2003, including the Financing Corporation payments, was approximately $15,600 based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

     The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designed reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.


Regulatory Capital

     Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The OTS requires savings associations that receive the highest supervisory rating for safety and soundness to maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% of total assets. Core capital is generally defined as common shareholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustment in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%). A credit risk-free asset, such as cash, requires no risk-based capital, while an asset with a significant credit risk, such as a non-accrual loan, requires a risk factor of 100%. Moreover, a savings association must deduct from capital, for purposes of meeting the core capital, tangible capital and risk-based capital requirements, its entire investment in and loans to a subsidiary engaged in activities not permissible for a national bank (other than exclusively agency activities for its customers or mortgage banking subsidiaries). At December 31, 2003, the Bank was in compliance with all capital requirements imposed by law.

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

Prompt Corrective Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991, as amended ("FedICIA") requires, among other things, that federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, the Bank was categorized as "well capitalized," meaning that its total risk-based capital ratio exceeded 10%, its Tier I risk-based capital ratio exceeded 6%, its leverage ratio exceeded 5%, and it was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Capital Distributions Regulation

     An OTS regulation imposes limitations upon all "capital distributions" by savings institutions, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS regulations permit a savings institution to make a capital distribution to its shareholders in a maximum amount that does not exceed the institution's undistributed net income for the prior two years plus the amount of its undistributed income for the current year. The rule requires a savings institution, such as the Bank, that is a subsidiary of a savings and loan holding company to file a notice with the OTS thirty days before making a capital distribution up to the maximum amount described above. The proposed rule would also require all savings institutions, whether a holding company or not, to file an application with the OTS prior to making any capital distribution where the association is not eligible for "expedited processing" under the OTS "Expedited Processing Regulation," where the proposed distribution, together with any other distributions made in the same year, would exceed the "maximum amount" described above, where the institution would be under capitalized following the distribution or where the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS.

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


Limitations on Rates Paid for Deposits

     Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. The Bank does not believe that these regulations will have a materially adverse effect on its current operations.


Loans to One Borrower

     Under OTS regulations, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30 percent of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At December 31, 2003, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits. The Bank does not believe that the loans-to-one-borrower limits will have a significant impact on its business operations or earnings.


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

     At December 31, 2003, 81.03% of the Bank's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore the Bank's asset composition was in excess of that required to qualify the Bank as a QTL. Also, the Bank does not expect to significantly change its lending or investment activities in the near future. The Bank expects to continue to qualify as a QTL, although there can be no such assurance.


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

     The OTS has adopted regulations which permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in Section7701(a)(19) of the Code or the asset composition test of Section7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state- chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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


Recent Legislative Developments

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 - federal legislation which modernizes the laws governing the financial services industry. The new law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of this legislation, bank holding companies will be permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. To the extent the law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer wider varieties of financial services than are currently offered by the Company and that could aggressively compete in the markets currently served by the Company. The statute grandfathered the Company's status as a unitary savings and loan holding company and its authority to engage in commercial activities. The legislation also provides, however, that only a company engaged in those activities that are permissible for a multiple savings and loan holding company or for a financial holding company may acquire a unitary savings and loan holding company through a merger or other business combination. This provision likely could reduce the number of potential acquirors of the Company. The law also increases commercial banks' access to loan funding by the Federal Home Loan Bank System, and includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. In addition, financial institutions are required under this statute to adopt reasonable procedures to verify the identity of any person seeking to open an account and maintain records to verify such person's identity.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reportings. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Many of the provisions became effective immediately while other provisions become effective over a period of 30 to 270 days and are subject to rulemaking by the Securities and Exchange Commission. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.


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

Item 2. Properties.

     At December 31, 2003, the Bank and the Holding Company conducted business from a single office at 723 East Broadway, Logansport, Indiana. The following table provides certain information with respect to the Company's office as of December 31, 2003:



                                                    Total Deposits     Net Book Value
                                                          at            of Property,
                            Owned or       Year      December 31,        Furniture        Approximate
Description and Address      Leased       Opened         2003           and Fixtures     Square Footage
-----------------------    ----------     ------    ---------------    ---------------   --------------
                                                          (Dollars in thousands)
723 East Broadway             Owned        1962       $103,757             $1,694            11,000
Logansport, Indiana  46947



     The Company owns computer and data processing equipment which is used for transaction processing and accounting. The net book value of electronic data processing equipment owned by the Company was $62,000 at December 31, 2003.

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


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Holding Company's shareholders during the quarter ended December 31, 2003.


Item 4.5. Executive Officers of the Registrant.

     Presented below is certain information regarding the executive officers of the Holding Company:

         Name                   Position
         ----                   --------
         David G. Wihebrink     President and Chief Executive Officer
         Charles J. Evans       Senior Vice President
         Dottye Robeson         Secretary/Treasurer

     David G. Wihebrink (age 56) has served as President and Chief Executive Officer of the Bank and the Holding Company since April 2000. Prior to that, he had served as Vice President and Chief Financial Officer of TM Morris Manufacturing Co., Inc. ("Morris") since 1988. Morris is located in Logansport, Indiana, and manufactures lead wire assemblies and wiring harnesses and stampings. Prior to his employment with Morris, Mr. Wihebrink was a member of the accounting firm Smith, Thompson & Wihebrink (Logansport) for 15 years. Mr. Wihebrink also currently serves as a member of the Board of Directors of the Neal Home retirement home in Logansport, Indiana; as a member of the Board of Directors of the North Central Indiana Workforce Investment Board and as a member of the Board of Directors of the Logansport/Cass County Chamber of Commerce.

     Charles J. Evans (age 57) has served as Senior Vice President of the Bank since January 2000 and as Vice President of the Holding Company since its organization. Prior to becoming Senior Vice President, Mr. Evans had served as Vice President and Senior Loan Officer of the Bank since 1980.

     Dottye Robeson (age 53) has served as Chief Financial Officer of the Bank since 1994 and as Secretary/Treasurer of the Holding Company since its organization. She has been a certified public accountant since 1987.

     Allen Schieber (age 55) has served as Senior Vice President of the Bank since January 2000. Theretofore he was Vice President of Commercial Lending since 1998.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Page 52 of the 2003 Shareholder Annual Report (the "Shareholder Report") is herein incorporated by reference.

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

     Under OTS regulations, a converted savings institution may not declare or pay a cash dividend if the effect would be to reduce its net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings institution may make a "capital distribution," is subject to certain limitations. See "Regulation -- Capital Distributions Regulation." Prior notice of any dividend to be paid by the Bank to the Holding Company will have to be given to the OTS.

     Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to the Holding Company without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2003, approximately $1.7 million of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation."

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

     The Company sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933. The Company repurchased no shares during the fiscal quarter ended December 31, 2003.

     The  disclosures  regarding  equity  compensation  plans  required  by Reg.
Section 229.201(d) is set forth in Item 12 hereof.


Item 6. Selected Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Selected Consolidated Financial and Other Data" on pages 4 and 5 of the Holding Company's 2003 Shareholder Annual Report (the "Shareholder Annual Report").


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The information required by this item is incorporated by reference to pages 6 through 19 of the Shareholder Annual Report.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is incorporated by reference to pages 16 through 17 of the Shareholder Annual Report.


Item 8. Financial Statements and Supplementary Data.

     The Holding Company's Consolidated Financial Statements and Notes thereto contained on pages 20 through 51 in the Shareholder Annual Report are incorporated herein by reference. The Company's unaudited quarterly results of operations contained on page 51 in the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


Item 9A. Controls and Procedures.

     As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Our Chief Executive Officer and Chief Financial Officer have concluded that, during the Company's fiscal quarter ended December 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors and compliance with Section 16(a) of the Securities Exchange Act of 1934, members of the Company's Audit Committee, and the Company's Audit Committee Financial Expert, is incorporated by reference to pages 4, 10 and 12 of the Holding Company's Proxy Statement for its 2004 Annual Shareholder Meeting (the "2004 Proxy Statement"). Information concerning the Holding Company's executive officers is included in Item 4.5 in Part I of this report.

     The Company has adopted an Ethics Policy that applies to all officers, employees and directors of the Company and its subsidiaries. A copy of the Ethics Policy is attached as Exhibit 14 to this Annual Report.


Item 11. Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to pages 6 through 9 of the Holding Company's 2004 Proxy Statement.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item is incorporated by reference to pages 1 through 3 of the 2004 Proxy Statement.

     The following table provides the information about the Corporation's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of December 31, 2003.

                                            Equity Compensation Plan Information


                                                                                   Number of securities
                                   Number of                                     remaining available for
                               securities to be                                   future issuance under
                             issued upon exercise        Weighted-average       equity compensation plans
                            of outstanding options,      exercise price of        as of December 31, 2003
                              warrants and rights       outstanding options,       (excluding securities
                            as of December 31, 2003     warrants and rights       reflected in column (a))
                                      (a)                       (b)                         (c)
                            -----------------------     -------------------     --------------------------
Equity compensation
   plans approved by
   security holders ...               50,650                  $10.63                       115,000
Equity compensation
   plans not approved
   by security holders                    --                      --                            --
                                      ------                  ------                       -------
           Total                      50,650                  $10.63                       115,000
                                      ======                  ======                       =======
---------------------
(1)  Includes the  following  plans:  the  Company's  stock option plan and 1999 stock option plan.



Item 13. Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to pages 9 and 10 of the 2004 Proxy Statement.


Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to page 11 of the 2004 Proxy Statement.

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  List the following documents filed as part of the report:

          Financial Statements
          --------------------

          Independent  Auditor's  Report (Grant  Thornton  LLP)         See Shareholder Annual Report
                                                                            Page 20

          Consolidated  Statements  of Financial  Condition
                at December 31, 2003 and 2002                           See Shareholder Annual Report
                                                                            Page 21

          Consolidated  Statements of Earnings for the Years
                Ended  December 31, 2003, 2002 and 2001                 See Shareholder Annual Report
                                                                            Page 22

          Consolidated  Statements of  Comprehensive  Income for
                the Years Ended December 31, 2003,  2002 and 2001       See  Shareholder  Annual Report
                                                                            Page 23

          Consolidated  Statements of  Shareholders'  Equity for
                the Years Ended December 31, 2003,  2002 and 2001       See  Shareholder  Annual Report
                                                                            Page 24

          Consolidated Statements of Cash Flows for the Years
                Ended December 31, 2003, 2002 and 2001                  See Shareholder Annual Report
                                                                            Page 25

          Notes to Consolidated  Financial  Statements                  See  Shareholder  Annual Report
                                                                            Page 27


     (b)  Reports on Form 8-K.

          The Company  filed a Form 8-K dated October 20, 2003,  concerning  the
          Company's earnings release for the quarter ended September 30, 2003.

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


                                        LOGANSPORT FINANCIAL CORP.



Date: March 29, 2004                    By: /s/ David G. Wihebrink
                                            --------------------------
                                            David G. Wihebrink, President and
                                            Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 2004.




/s/ David G. Wihebrink
-----------------------------------------------
David G. Wihebrink, President, Chief Executive
Officer and Director
(Principal Executive Officer)


/s/ Dottye Robeson
-----------------------------------------------
Dottye Robeson, Secretary/Treasurer
(Principal Financial and Accounting Officer)


/s/ Charles J. Evans
-----------------------------------------------
Charles J. Evans, Vice President and Director


/s/ Susanne S. Ridlen
-----------------------------------------------
Susanne S. Ridlen, Director


/s/ William Tincher, Jr.
-----------------------------------------------
William Tincher, Jr., Director


/s/ Brian J. Morrill
-----------------------------------------------
Brian J. Morrill, Director


/s/ Thomas G. Williams
-----------------------------------------------
Thomas G. Williams, Director


/s/ Todd S. Weinstein
-----------------------------------------------
Todd S. Weinstein, Director


/s/ James P. Bauer
-----------------------------------------------
James P. Bauer, Director

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

   13       2003 Shareholder Annual Report

   14       Code of Ethics

   21 Subsidiaries of the Registrant are incorporated by reference to Exhibit 21 to the Registration Statement on Form S-1 (Registration No. 33-89788).

   23       Independent Auditor's Consent (Grant Thornton LLP)

   31(1)    Certification  of David G. Wihebrink  required  by 12
            CFR Section 240.13a-14(a)

   31(2)    Certification  of Dottye  Robeson  required by 12 CFR
            Section 240.13a-14(a)

   32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002.