Form 10-Q
period 2004-03-31
LOGANSPORT FINANCIAL CORP
filed 2004-05-17
CIK 939928

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

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

                  Yes [  ]                  No [X]


The number of shares outstanding of the Registrant's common stock as of May 10, 2004 was 876,193 common shares without par value.

                           Logansport Financial Corp.
                                    Form 10-Q
                                      Index

                                                                        Page No.

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Consolidated Statements of Financial
           Condition as of March 31, 2004
           and December 31, 2003                                             3

         Consolidated Statements of Earnings
           for the three months ended March 31,
           2004 and 2003                                                     4

         Consolidated Statements of Shareholders'
           Equity for the three months ended
           March 31, 2004 and 2003                                           5

         Consolidated Statements of Cash Flows
           for the three months ended
           March 31, 2004 and 2003                                           6

         Notes to Consolidated Condensed Financial
           Statements                                                        8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

Item 4.  Controls and Procedures                                            14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  15

Item 2.  Changes in Securities and Use of Proceeds                          15

Item 3.  Defaults Upon Senior Securities                                    15

Item 4.  Submission of Matters to a Vote of Security Holders                15

Item 5.  Other Information                                                  15

Item 6.  Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                  16

                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Financial Condition

                        (In thousands, except share data)


                                                                                   March 31,        December 31,
         ASSETS                                                                         2004                2003
                                                                                 (unaudited)

Cash and due from banks                                                            $    989            $    707
Interest-bearing deposits in other financial institutions                            12,592              13,696
                                                                                   --------            --------
         Cash and cash equivalents                                                   13,581              14,403

Investment securities designated as available for sale - at market                   15,080              12,242
Mortgage-backed securities designated as available for sale - at market              14,659              20,307
Loans receivable - net                                                              103,079             102,353
Office premises and equipment - at depreciated cost                                   1,677               1,694
Real estate acquired through foreclosure                                                 34                  -
Federal Home Loan Bank stock - at cost                                                2,139               2,080
Investment in real estate limited partnership                                           938                 950
Accrued interest receivable on loans                                                    458                 409
Accrued interest receivable on mortgage-backed securities                                51                  70
Accrued interest receivable on investments and interest-bearing deposits                156                 166
Prepaid expenses and other assets                                                       122                 164
Cash surrender value of life insurance                                                1,343               1,343
Deferred income tax asset                                                               551                 619
Prepaid income taxes                                                                     -                   24
                                                                                   --------            --------

         Total assets                                                              $153,868            $156,824
                                                                                   ========            ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                           $ 98,440            $103,757
Advances from the Federal Home Loan Bank                                             36,027              34,027
Notes payable                                                                         1,928               1,919
Accrued interest and other liabilities                                                  787                 765
Accrued income taxes                                                                     52                  -
                                                                                   --------            --------
         Total liabilities                                                          137,234             140,468

Commitments                                                                              -                   -

Shareholders' equity
  Preferred stock - no par value, 2,000,000 shares authorized; none issued               -                   -
  Common stock - no par value, 5,000,000 shares authorized; 876,193 and 877,444 shares at aggregate value issued and outstanding at
    March 31, 2004 and December 31, 2003, respectively                                1,816               1,824
  Retained earnings - restricted                                                     14,585              14,445
  Less shares acquired by stock benefit plan                                             -                  (23)
  Accumulated comprehensive income, unrealized gains on securities
    designated as available for sale, net of related tax effects                        233                 110
                                                                                   --------            --------
         Total shareholders' equity                                                  16,634              16,356
                                                                                   --------            --------

         Total liabilities and shareholders' equity                                $153,868            $156,824
                                                                                   ========            ========




                           LOGANSPORT FINANCIAL CORP.

                       Consolidated Statements of Earnings

                        (In thousands, except share data)

                                                                                         Three months ended
                                                                                               March 31,
                                                                                         2004             2003
Interest income
  Loans                                                                                $1,692           $1,921
  Mortgage-backed securities                                                              166              131
  Investment securities                                                                   120               96
  Interest-bearing deposits and other                                                      44               47
                                                                                       ------           ------
         Total interest income                                                          2,022            2,195

Interest expense
  Deposits                                                                                591              640
  Borrowings                                                                              494              477
                                                                                       ------           ------
         Total interest expense                                                         1,085            1,117
                                                                                       ------           ------

         Net interest income                                                              937            1,078

Provision for losses on loans                                                              60               90
                                                                                       ------           ------

         Net interest income after provision for
           losses on loans                                                                877              988

Other income
  Service charges on deposit accounts                                                      55               54
  Gain on sale of investments and mortgage-backed securities                               39               81
  Gain on sale of loans                                                                    10                5
  Loss on equity investment                                                               (23)             (24)
  Other operating                                                                          42               25
                                                                                       ------           ------
         Total other income                                                               123              141

General, administrative and other expense
  Employee compensation and benefits                                                      367              353
  Occupancy and equipment                                                                  52               61
  Data processing                                                                          83               49
  Other operating                                                                         154              157
                                                                                       ------           ------
         Total general, administrative and other expense                                  656              620
                                                                                       ------           ------

         Earnings before income taxes                                                     344              509

Income tax expense                                                                         81              145
                                                                                       ------           ------

         NET EARNINGS                                                                  $  263           $  364
                                                                                       ======           ======

Other comprehensive income (loss), net of tax effects - unrealized gains
  (losses) on securities                                                                  123              (43)
                                                                                       ------           ------

COMPREHENSIVE INCOME                                                                   $  386           $  321
                                                                                       ======           ======

EARNINGS PER SHARE
  Basic (based on net earnings)                                                        $ 0.30           $ 0.43
                                                                                       ======           ======

  Diluted (based on net earnings)                                                      $ 0.29           $ 0.41
                                                                                       ======           ======




                           LOGANSPORT FINANCIAL CORP.

                 Consolidated Statements of Shareholders' Equity

                        (In thousands, except share data)

                                                                                        Three months ended
                                                                                              March 31,
                                                                                      2004                2003

Balance at January 1,                                                              $16,356             $15,373

Issuance of shares under stock option plan                                              -                   29

Amortization expense of stock benefit plan                                               4                   6

Proceeds from termination of stock benefit plan                                         19                  -

Retirement of stock in stock benefit plan                                               (8)                 -

Cash dividends of $.14 per share in both 2004 and 2003                                (123)               (120)

Unrealized gains ( losses) on securities designated as available for sale,
  net of related tax effects                                                           123                 (43)

Net earnings                                                                           263                 364
                                                                                   -------             -------

Balance at March 31,                                                               $16,634             $15,609
                                                                                   =======             =======

Accumulated other comprehensive income                                             $   233             $   484
                                                                                   =======             =======




                           LOGANSPORT FINANCIAL CORP.

                      Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                      2004                2003

Cash flows from operating activities:
  Net earnings for the period                                                      $   263             $   364
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                                       27                  27
    Amortization of premiums on investments and
      mortgage-backed securities                                                        39                   7
    Amortization expense of stock benefit plan                                           4                   6
    Federal Home Loan Bank stock dividends                                             (59)                 -
    Gain on sale of investments and mortgage-backed securities                         (39)                (81)
    Loans originated for sale in the secondary market                                 (483)               (190)
    Proceeds from sale of loans in the secondary market                                489                 193
    Gain on sale of loans                                                               (6)                 (3)
    Provision for losses on loans                                                       60                  90
    Loss on equity investment                                                           23                  24
    Increase (decrease) in cash, due to changes in:
      Accrued interest receivable on loans                                             (49)                (33)
      Accrued interest receivable on mortgage-backed securities                         19                   7
      Accrued interest receivable on investments                                        10                  (2)
      Prepaid expenses and other assets                                                 42                   1
      Accrued interest and other liabilities                                            22                  78
      Federal income taxes
        Current                                                                         76                 138
        Deferred                                                                         5                   7
                                                                                   -------             -------
         Net cash provided by operating activities                                     443                 633

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                 (5,171)             (2,159)
  Maturities/calls of investment securities                                          2,414                 825
  Proceeds from sale of investment securities                                           72                  -
  Purchases of mortgage-backed securities                                               -               (5,073)
  Proceeds from sale of mortgage-backed securities                                   4,592               5,025
  Principal repayments on mortgage-backed securities                                 1,088               1,012
  Loan disbursements                                                               (10,284)            (11,459)
  Purchase of loans                                                                   (185)                 -
  Principal repayments on loans                                                      9,650              12,016
  Investment in real estate partnership                                                (11)                (13)
  Purchases and additions to office premises and equipment                             (10)                 (2)
                                                                                   -------             -------
         Net cash provided by investing activities                                   2,155                 172
                                                                                   -------             -------

         Net cash provided by operating and investing activities
           (subtotal carried forward)                                                2,598                 805
                                                                                   -------             -------




                           LOGANSPORT FINANCIAL CORP.

                Consolidated Statements of Cash Flows (Continued)

                                 (In thousands)

                                                                                          Three months ended
                                                                                             March 31,
                                                                                      2004                2003

         Net cash provided by operating and investing activities
           (subtotal brought forward)                                             $  2,598           $     805

Cash flows provided by (used in) financing activities:
  Net decrease in deposit accounts                                                  (5,317)             (4,635)
  Proceeds from Federal Home Loan Bank advances                                      2,000               3,000
  Repayment of Federal Home Loan Bank advances                                          -               (3,000)
  Proceeds from note payable                                                            85                 125
  Repayment of note payable                                                            (76)                (75)
  Proceeds from exercise of stock options                                               -                   29
  Retirement of stock in RRP plan                                                       (8)                 -
  Proceeds from termination of RRP plan                                                 19                  -
  Dividends on common stock                                                           (123)               (120)
                                                                                   -------             -------
         Net cash used in financing activities                                      (3,420)             (4,676)
                                                                                   -------             -------

Net decrease in cash and cash equivalents                                             (822)             (3,871)

Cash and cash equivalents, beginning of period                                      14,403              13,517
                                                                                   -------             -------

Cash and cash equivalents, end of period                                           $13,581             $ 9,646
                                                                                   =======             =======


Supplemental disclosure of cash flow information: Cash paid during the period for:
    Interest on deposits and borrowings                                            $ 1,085             $ 1,110
                                                                                   =======             =======


Supplemental disclosure of noncash investing activities:
  Recognition of mortgage servicing rights
    in accordance with SFAS No. 140                                                $     4             $     2
                                                                                   =======             =======

  Transfers from loans to real estate acquired through
    foreclosure                                                                    $    34           $     153
                                                                                   =======             =======

Supplemental disclosure of noncash financing activities:
  Dividends payable at end of period                                               $   123            $    120
                                                                                   =======             =======

  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects                                 $   123           $     (43)
                                                                                   =======             =======




                           Logansport Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three month periods ended March 31, 2004 and 2003


NOTE A:  Basis of Presentation

The unaudited interim consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, the financial statements reflect all adjustments (consisting of only normal recurring accruals) necessary to present fairly the Logansport Financial Corp.'s (the "Company") financial position as of March 31, 2004, and its results of operations and cash flows for the three month periods ended March 31, 2004 and 2003. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire year.


NOTE B:  Principles of Consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its subsidiary, Logansport Savings Bank, FSB (the "Bank"). All significant intercompany items have been eliminated.


NOTE C:  Earnings Per Share and Dividends Per Share

Basic earnings per share is computed based upon the weighted-average shares outstanding during the period. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares issuable under the Company's stock option plan. The computations are as follows:

                                                For the three months ended
                                                          March 31,
                                                  2004                    2003

Weighted-average common shares
  outstanding (basic)                          876,537                 850,333

Dilutive effect of assumed exercise
  of stock options                              25,349                  27,723
                                               -------                 -------
Weighted-average common shares
  outstanding (diluted)                        901,886                 878,056
                                               =======                 =======

A cash dividend of $.14 per common share was declared on March 1, 2004, payable on April 12, 2004, to stockholders of record as of March 12, 2004.

NOTE D:  Critical Accounting Policies

Certain of the Company's accounting policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could affect these judgments include, but without limitation, changes in interest rates, changes in the performance of the economy or changes in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses and determining the carrying value of mortgage servicing rights. The Company's critical accounting policies are discussed in detail in its Shareholder Annual Report for the year ended December 31, 2003 (incorporated by reference into the Company's 10K filing) in Note A of the Notes to the Consolidated Financial Statements under "Allowance for Loan Losses." If management were to underestimate the allowance for loan losses, earnings could be reduced in the future as a result of greater than expected net loan losses. Overestimations of the required allowance could result in future increases in income, as loan loss recoveries increase or provisions for losses on loans decrease. Mortgage servicing rights are accounted for pursuant to the provisions of SFAS No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which requires that the Company recognize as separate assets, rights to service mortgage loans for others, regardless of how those servicing rights are acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

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


NOTE E:  Stock Option Plans

In 1996, the Board of Directors adopted a Stock Option Plan that provided for the issuance of 132,250 shares of common stock at the fair value at the date of grant. During 1999, the Board of Directors adopted a second Stock Option Plan that provided for the issuance of 115,000 shares of common stock at the fair value at the date of grant.

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

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. Accordingly, no compensation cost has been recognized for the plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under the plans consistent with the accounting method utilized in SFAS No. 123, there would have been no material effect on the Company's net earnings and earnings per share for the three month periods ended March 31, 2004 and 2003.


NOTE E:  Stock Option Plans (continued)

A summary of the status of the Company's stock option plans as of March 31, 2004 and December 31, 2003 and 2002, and changes during the periods ending on those dates is presented below:

                                                         March 31,                          December 31,
                                                           2004                    2003                    2002
                                                              Weighted-               Weighted-               Weighted-
                                                                average                 average                 average
                                                               exercise                exercise                exercise
                                                      Shares      price       Shares      price       Shares      price

    Outstanding at beginning of period                50,650    $10.56        79,136    $10.63       106,796    $10.61
    Granted                                                -         -             -         -             -         -
    Exercised                                              -         -       (28,486)    10.76      (27,660)     10.53
    Forfeited                                              -         -             -         -             -         -
                                                      ------    ------        ------    ------      --------    ------

    Outstanding at end of period                      50,650    $10.56        50,650    $10.56        79,136    $10.63
                                                      ======    ======        ======    ======      ========    ======

    Options exercisable at period-end                 50,650    $10.56        50,650    $10.56        78,636    $10.61
                                                      ======    ======        ======    ======      ========    ======



The following information applies to options outstanding at March 31, 2004:

Number outstanding                                                50,650
Range of exercise prices                                  $10.53- $13.75
Weighted-average exercise price                                   $10.56
Weighted-average remaining contractual life                    2.1 years


NOTE F:  Benefit Plans

Employees of the Savings Bank participate in a defined benefit pension plan to which contributions are made for the benefit of the employees. Estimated contributions are determined yearly based on the actual valuation of the plan at June 30th each year. For the quarter ended March 31, 2004 and 2003, $34,000 and $21,000 were expensed related to the service costs of this plan.

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


Discussion  of Financial  Condition  Changes from December 31, 2003 to March 31,
2004

The Company reported total assets of $153.9 million at March 31, 2004, a decrease of $3.0 million, or 1.9%, compared to December 31, 2003. Cash and cash equivalents decreased by $822,000, from $14.4 million at December 31, 2003, to $13.6 million at March 31, 2004. Investment and mortgage-backed securities totaled $29.7 million at March 31, 2004, a decrease of $2.8 million, or 8.6%, over the December 31, 2003 total. Purchases of securities totaling $5.2 million were offset by repayments, calls and maturities of $3.5 million and sales of $4.7 million.

Net loans increased from $102.4 million at December 31, 2003 to $103.1 million at March 31, 2004. Loan originations and purchases, including loans originated for sale, amounted to $11.0 million for the three months ended March 31, 2004, while principal repayments amounted to $9.7 million. Loan originations during 2004 were comprised primarily of loans secured by nonresidential and commercial real estate, other commercial property and commercial leases. The commercial and nonresidential loan portfolios totaled $41.1 million at March 31, 2004, compared to $39.8 million at December 31, 2003. Loans secured by one- to four-family residential real estate totaled $50.4 million at March 31, 2004, compared to $51.2 million at December 31, 2003. The Company is currently servicing a portfolio of $6.5 million one-to-four family residential real estate loans.

Deposits totaled $98.4 million at March 31, 2004, a decrease of $5.3 million or 5.1%, from the balance at December 31, 2003. Borrowings at March 31, 2004, were comprised of $36.0 million of FHLB advances, a $943,000 note payable related to an equity investment in low income housing, and a $985,000 line of credit.

Shareholders' equity totaled $16.6 million at March 31, 2004, an increase of $278,000, or 1.7%, over the $16.4 million total at December 31, 2003. The increase resulted from net earnings of $263,000 and an increase of $123,000 in the unrealized gains on securities available for sale, which were partially offset by dividends paid of $123,000.


Results of Operations

Comparison of the Three Months Ended March 31, 2004 and March 31, 2003

Net earnings for the three months ended March 31, 2004 totaled $263,000, compared with $364,000 for the three months ended March 31, 2003, a decrease of $101,000, or 27.7%. Net interest income decreased by $141,000, total other income decreased by $18,000 and general, administrative and other expense increased by $36,000, while the provision for losses on loans decreased by $30,000 and income taxes decreased by $64,000.

Comparison  of the  Three  Months  Ended  March  31,  2004 and  March  31,  2003
(continued)

Interest income on loans decreased by $229,000, or 11.9%, for the three months ended March 31, 2004, compared to the same quarter in 2003, due primarily to a decrease in the yield on loans and a decline in the outstanding balance. Interest income on mortgage-backed securities, investments and other interest-earning assets totaled $330,000 for the three months ended March 31, 2004, a $56,000, or 20.4%, increase over the 2003 quarter. The increase was due primarily to an increase in the average balance outstanding year to year. Interest expense on deposits decreased by $49,000, or 7.7%, as the average cost of deposits decreased. Interest expense on borrowings increased by $17,000, or 3.6%, due primarily to the additional draws on a line of credit and additional FHLB advances. The decreases in the level of yields on interest-earning assets and the average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy. As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $141,000, or 13.1%.

The Company maintains an allowance for loan losses that reflects an estimate of inherent losses based upon the types and categories of outstanding loans, as well as problem loans and current economic conditions in the Company's market area. The provision for losses on loans totaled $60,000 for the three month period ended March 31, 2004 and $90,000 for the three month period ended March 31, 2003. The Company's loss allowance to total gross loans and nonperforming loans was 1.7% and 133.8%, respectively, compared to 1.7% and 115.6% at December 31, 2003. The provision for losses on loans was primarily attributable to the increasing percentage of commercial loans in the portfolio. Based on management's review of the loan portfolio, the allowance for loan losses at March 31, 2004 is considered adequate to cover potential losses inherent in the loan portfolio. However, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Company's results of operations. During the three month period ended March 31, 2004, one single family dwelling was acquired via foreclosure.

Other income totaled $123,000 for the three months ended March 31, 2004, a $18,000, or 12.8%, decrease over the 2003 quarter. This consisted of a $10,000 gain on the sale of loans and a $39,000 gain on the sale of securities. Service charges on deposit accounts contributed $55,000.

General, administrative and other expense totaled $656,000 for the three-month period ended March 31, 2004, an increase of $36,000, or 5.8%, compared to the three month period ended March 31, 2003. Occupancy and equipment expenses declined by $9,000, or 14.8%, primarily as a result of reduced property tax expense. Employee compensation and benefits increased by $14,000, primarily due to increased contributions to the defined benefit retirement plan. Data processing expenses increased $34,000 due to costs associated with converting the Company's data processing system to a new provider.

Logansport Financial Corp. is investigating the possibility of de-listing its stock and de-registering with the Securities and Exchange Commission ("SEC"). This strategy would reduce future expenses associated with SEC reporting requirements, as well as NASDAQ filing fees, but would also result in the Company's common stock no longer being quoted on the NASDAQ Small Cap Market. In order to de-register, the Company must first have fewer than 300 shareholders. The Company's shares trade infrequently and residents of Indiana hold many shares. Therefore, it is management's belief that any negative impact on the liquidity of the shares as a result of a de-registration and de-listing would be minimal.

The provision for income taxes totaled $81,000 for the three months ended March 31, 2004, a decrease of $64,000, or 44.1%, compared to the same period in 2003. The decrease was due to a $165,000, or 32.4%, decrease in pre-tax earnings. The Company's effective tax rates for the three-month periods ended March 31, 2004 and 2003, were 23.5% and 28.5%, respectively. The effective tax rate remains low due to the tax credits available from the Company's investment in a low income housing partnership.

Capital Resources

Pursuant to Office of Thrift Supervision ("OTS") capital regulations, savings associations must currently meet a 1.5% tangible capital requirement, a 4% leverage ratio (or core capital) requirement, and total risk-based capital to risk-weighted assets ratio of 8%. At March 31, 2004, the Bank's tangible and leverage capital ratios were each 11.3%, and its risk-based capital to risk-weighted assets ratio was 19.5%. Therefore, the Bank's capital significantly exceeded all of the capital requirements currently in effect. The following table provides the minimum regulatory capital requirements and the Bank's capital levels as of March 31, 2004.

Capital Standard                  Required          Bank           Excess
----------------                  --------          ----           ------
                                               (In thousands)

Tangible (1.5%)                     $2,302       $17,351          $15,049
Core (4.0%)                          6,140        17,351           11,211
Risk-based (8.0%)                    7,608        18,545           10,937

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

Presented below, as of December 31 2003 (the latest available date) is an analysis performed by the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments in accordance with OTS regulations. As illustrated in the table, the Bank's NPV is more sensitive to declining rates than rising rates. This occurs principally because, as rates rise, the market value of the Bank's investments, adjustable-rate mortgage loans and mortgage-backed securities increase due to the rate increases. Conversely, as interest rates decline, the market value of these adjustable-rate assets will decrease. The value of the Bank's deposits and borrowings change in approximately the same proportion in rising or falling rate scenarios.


 Change               Net Portfolio Value              NPV as % of PV of Assets
In Rates    $ Amount      $ Change     % Change         NPV Ratio       Change
            (Dollars in thousands)

 +300bp      $18,484      $  (781)       (4)%             11.74%         (5)bp
 +200bp       19,410          145         1               12.14          35 bp
 +100bp       19,642          377         2               12.14          35 bp
    -         19,265           -          -               11.79
 -100bp       18,169       (1,096)       (6)              11.05         (74)bp

Interest Rate Risk Measures: 200 Basis Point (bp) Rate Shock

Pre-shock NPV Ratio: NPV as % of PV of Assets                    11.79%
Exposure Measure: Post-Shock NPV Ratio                           11.05%
Sensitivity Measure: Change in NPV Ratio                             74bp


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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither the Bank nor the Company were, during the three-month period ended March 31, 2004, or are as of the date hereof, involved in any legal proceeding of a material nature. From time to time, the Bank is a party to legal proceedings wherein it enforces its security interests in connection with its mortgage and other loans.


Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On March 1, 2004, the Company cancelled and reclassified as authorized and unissued 1,251 shares that had been returned to it as a result of the termination of the Logansport Savings Bank, FSB Recognition and Retention Plan and Trust. The Company paid no consideration for the shares.


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

     The following exhibits are attached to this report on Form 10-Q:

          31(1) Certification required by 17 C.F.R. Section 240.13a-14(a)

          31(2) Certification required by 17 C.F.R. Section 240.13a-14(a)

          32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K.


     The Registrant filed one report on Form 8-K filed during the quarter ended March 31, 2004.

          Date of Report:  February 3, 2004
          Items Reported:  Press release dated February 3, 2004 announcing results of operations for the year ended December 31, 2003.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                       Logansport Financial Corp.



Date:      May 10, 2004                By: /s/ David G. Wihebrink
      ---------------------                -------------------------------------
                                           David G. Wihebrink, President and
                                           Chief Executive Officer


Date:      May 10, 2004                By: /s/ Dottye Robeson
      ---------------------                -------------------------------------
                                           Dottye Robeson, Secretary and
                                              Treasurer